Form 10QSB
period 2005-09-30
Eliason Funding CORP
filed 2005-11-14
CIK 1312539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission file number: 333-125542
Eliason Funding Corporation
(Exact Name of Small Business Issuer as Specified in its Charter)

WISCONSIN (State of incorporation)	20-1150223 (I.R.S. employer identification number)

548 Highway 155 ST. GERMAIN, WISCONSIN (Address of principal executive offices)	54558 (Zip code)
Issuer’s telephone number, including area code: (715) 479-5535
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of Common equity, as of the latest practicable date: As September 30, 2005, the issuer had 100 shares of common stock issued and outstanding

ELIASON FUNDING CORPORATION
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ELIASON FUNDING CORPORATION
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2005	December 31, 2004
	Unaudited	Audited
ASSETS

Cash and cash equivalents	$58,726	$35,015
Notes receivable — related parties	492,000	—

Total assets	$550,726	$35,015

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Accounts payable and accrued expenses	$141,635	$16,100

Total current liabilities	141,635	16,100
Notes payable – long-term	518,000	—

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock	$10	$10
Additional paid in capital	229,990	99,990
Accumulated deficit	(338,909)	(81,085)

Total stockholders’ (deficit) equity	(108,909)	18,915

Total liabilities and stockholders’ (deficit) equity	$550,726	$35,015

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF OPERATIONS
(Uuaudited)

				For the period from
	Three	Three	Nine	April 13, 2004 (date of
	Months Ended	Months Ended	Months Ended	inception) through
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Interest income	$1,626	$—	$1,784	$—

Total revenues	1,626	—	1,784	—
Expenses:
Legal and accounting	104,371	2,203	176,554	27,739
Advertising	10,321	—	16,098	—
Administrative	35,062	—	65,169	—
Interest expense	1,787	—	1,787	—

Total expenses	151,541	2,203	259,608	27,739

NET LOSS	$(149,915)	$(2,203)	$(257,824)	$(27,739)

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2005

		Additional
	Common	Paid in	Accumulated
	Stock	Capital	Deficit	Total
Balance December 31, 2004	$10	$99,990	$(81,085)	$18,915
Additional paid in capital	—	130,000	—	130,000
Net loss	—	—	(257,824)	(257,824)

Balance September 30, 2005	$10	$229,990	$(338,909)	$(108,909)

For the Period From Inception (April 13, 2004) Through September 30, 2004

		Additional
	Common	Paid in	Accumulated
	Stock	Capital	Deficit	Total
Balance at inception (April 13, 2004)	$—	$—	$—	$—
Additional paid in capital	—	—	—	—
Net loss	—	—	(27,739)	(27,739)

Balance September 30, 2004	$—	$—	$(27,739)	$(27,739)

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period from
		April 13, 2004 (date
	Nine Months Ended	of inception) through
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(257,824)	$(27,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Notes receivable-related parties	(492,000)	—
Accounts payable and accrued liabilities	125,535	27,739

Net cash used in operating activities	(624,289)	—

Cash flows from financing activities:
Borrowings on long-term debt	518,000	—
Contribution of capital	130,000	—

Net cash provided by financing activities	648,000	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,711	—

Cash and cash equivalents at beginning of period	35,015	—

Cash and cash equivalents at end of period	$58,726	$—

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$1,080	$—
The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE A – ORGANIZATION AND PRESENTATION
Eliason Funding Corporation is a State of Wisconsin Corporation that is headquartered in St. Germain, Wisconsin. The Company provides financing to affiliated entities through the issuance of public debt.
The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made. The loss from operations for the period ended September 30, 2005 is not necessarily indicative of the operating results for the full year.
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.
2	Cash and Cash Equivalents

The Company considers cash and cash equivalents to include those investments with maturities of 90 days or less.
3.	Income Taxes

The Company has elected, for federal and state income tax purposes, to be treated as Qualified S-Corporation subsidiary under the provisions of the Internal Revenue Code. Accordingly, the Company’s taxable income is included in the tax return of its ultimate parent company, Eliason, Inc.
NOTE C – RELATED PARTY TRANSACTIONS
The Company has a Management Services agreement with Eliason, Inc. as described below. The agreement calls for payments of $5,000 per month for management and accounting services. The agreement is automatically renewed on an annual basis unless notification is provided thirty days prior to the end of the year. Through September 30, 2005 a total of $45,000 has been expensed under this agreement.
Notes receivable related parties consist of the following at September 30, 2005:

Eliason, Inc.	$192,000
Eliason 1031 Properties Corporation	300,000

Total	$492,000

NOTE C – RELATED PARTY TRANSACTIONS (CONTINUED)
Eliason, Inc. through subsidiaries is the parent Company of both Eliason 1031 Properties Corporation and Eliason Funding Corporation.
The notes receivable from Eliason, Inc. (see Note D) mature in varying amounts between 2007 and 2015 and bore interest rates of between 7.5% and 11% per annum with interest payments due quarterly. These notes were paid in full on October 20, 2005.
The note receivable from Eliason 1031 Properties Corporation (see Note D) bears interest at 12% per annum and interest payments are due quarterly. The note has a stated due date of September 21, 2006, but the note is callable at any time by the Company. The notes are guaranteed by the stockholder’s of the related entities.
On January 13, 2005, the Company entered into a Contribution Agreement with Eliason, Inc., Eliason Capital Group, Inc. and Brian Eliason and David Eliason (related parties through common ownership). Under the agreement, the related parties have agreed to fund the obligations of the Company as necessary.
NOTE D – NOTES RECEIVABLE
As of September 30, 2005, the Company had $492,000 in outstanding notes receivable. These notes were all with related entities.
$192,000 was loaned in several notes with varying terms and maturities to Eliason, Inc. The $192,000 represents monies that were converted from Eliason Inc general purpose notes to Eliason Funding Corporation notes. These notes bear interest in varying amounts between 7.5% and 11% per annum with interest payments due quarterly. The notes mature in varying amounts between 2007 and 2015, but are callable at anytime by the Company. The notes are guaranteed by the stockholders of the related entities.
$300,000 was loaned to Eliason 1031 Properties Corporation for a deposit on the purchase of an apartment complex in Metropolitan Atlanta, Georgia. This note bears interest at 12% per annum with interest payments due quarterly. The note has a stated due date of September 21, 2006, but is callable at anytime by the Company. The notes are guaranteed by the stockholders of the related entities.
NOTE E – NOTES PAYABLE
As of September 30, 2005, the Company had outstanding notes payable of $518,000. These notes were issued under a public debt offering beginning August 19, 2005. The debt offering remains open at management’s discretion. There are four classes of notes based upon their maturity from issuance. The classes are Two-Year, Five-Year, Seven-Year and Ten-Year notes with terms as follows:

	Maximum
Class	Principal	Maturity	Rate	Notes Issued
2-Year	$4,000,000	2 years from the 1st day of month of issuance	5.5%	$15,000
5-Year	$5,000,000	5 years from the 1st day of month of issuance	6.5%	12,000
7-Year	$6,000,000	7 years from the 1st day of month of issuance	7.5%	5,000
10-Year	$6,000,000	10 years from the 1st day of month of issuance	9.0%	486,000

				$518,000

NOTE E – NOTES PAYABLE (CONTINUED)
Future maturities consist of the following at September 30, 2005:

2006	$—
2007	15,000
2008	—
2009	—
2010	12,000
Thereafter	491,000

$518,000

NOTE F – SUBSEQUENT EVENT
On October 20, 2005, the Company received an additional capital contribution in the amount of $175,000 from Eliason Capital Group, Inc., a subsidiary of Eliason, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-QSB contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-QSB, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.
     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-QSB, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-QSB, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: our borrowers’ ability to make payments to us, economic slowdowns in our market areas, deterioration in the value of collateral used to secure loans made by us and other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.
     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.
General: On August 19, 2005, the Company began its public offering of up to $21,000,000 in aggregate principal amount of its notes. As of September 30, 2005 notes totaling $518,000 had been sold and issued to the public. Of this amount, $486,000 were ten-year notes, $5,000 were seven-year notes, $12,000 were five-year notes, and $15,000 were two-year notes.
Results of operations: As of September 30, 2005, Eliason Funding Corporation reported a net quarterly loss of $149,915 and a net year-to-date loss of $257,824. These losses were primarily the result of issuance costs and initial marketing efforts directed at selling the notes. Additional expenditures related to issuance costs and advertising are anticipated.

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004
Revenues: For the three months ended September 30, 2005 revenues were $1,626. These were earned, with the exception of minor amounts derived from interest earned on bank deposits, as the result of lending the proceeds from notes sold to related parties. No revenue was earned for the three months ended September 30, 2004. The total amount lent at September 30, 2005 was $492,000.
Legal and accounting: Legal and accounting fees totaled $104,371 for the three months ended September 30, 2005 and $2,203 for the three months ended September 30, 2004. Legal and accounting fees for both periods related primarily to issuing the notes. The increase for the three months ended September 30, 2005 over the three months ended September 30, 2004 was primarily due to the large amount of legal fees related to registration of the public note offering, whereas the prior period primarily involved research and investigation of the feasibility of the Company and its operations.
Advertising: Advertising expenses of $10,321 for the three months ended September 30, 2005 were related to the initial marketing campaign. There were no advertising expenses in the three months ended September 30, 2004.
Administrative: Administrative expenses totaled $35,062 for the three months ended September 30, 2005. There were no administrative expenses for the three months ended September 30, 2004. 43% of Administrative expenses totaling $15,000 were payments under the Management Services Agreement the Company has with Eliason, Inc. its ultimate parent. The remaining amounts were related to general administrative items such as insurance, postage and office supplies.
Interest expense: For the three months ended September 30, 2005, interest expense was $1,787. There was no interest expense for the three months ended September 30, 2004. Interest expense was related to the issuance of public debt beginning August 19, 2005. The total amount of public debt issued at September 30, 2005 totaled $518,000.

Nine Months Ended September 30, 2005 compared to the period from April 13, 2004 (date of inception)
through September 30, 2004
Revenues: For the nine months ended September 30, 2005 revenues were $1,784. These were earned, with the exception of minor amounts derived from interest earned on bank deposits, as the result of lending the proceeds from the notes sold to related parties. No revenue was earned for the period ended September 30, 2004. The total amount lent at September 30, 2005 was $492,000.
Legal and accounting: Legal and accounting fees totaled $176,554 for the nine months ended September 30, 2005 and $27,739 for the period ended September 30, 2004. Legal and accounting fees for both periods related primarily to issuing the notes. The increase for the nine months ended September 30, 2005 over the period ended September 30, 2004 was primarily due to the large amount of legal fees related to registration of the public note offering, whereas the prior period primarily involved research and investigation of the feasibility of the Company and its operations.
Advertising: Advertising expenses of $16,098 for the nine months ended September 30, 2005 were related to the initial marketing campaign. There were no advertising expenses in the period ended September 30, 2004.
Administrative: Administrative expenses totaled $65,169 for the nine months ended September 30, 2005. There were no administrative expenses for the period ended September 30, 2004. 69% of Administrative expenses totaling $45,000 were payments under the Management Services Agreement the Company has with Eliason, Inc. The remaining amounts were related to general administrative items such as insurance, postage and office supplies.
Interest expense: For the nine months ended September 30, 2005, interest expense was $1,787. There was no interest expense for the period ended September 30, 2004. Interest expense was related to the issuance of public debt beginning August 19, 2005. The aggregate principal amount of public debt issued at September 30, 2005 totaled $518,000.
LIQUIDITY AND CAPITAL RESOURCES
From December 31, 2004 to September 30, 2005, cash and cash equivalents increased by $23,711 to $58,726. This was the result of $130,000 in capital contributions made by the Company’s parent, Eliason Capital Group, Inc. to cover operating activities and $518,000 in public debt issued. These sources of cash were offset by $624,289 in cash used in operating activities.
Of the $624,289 of cash used in operating activities, $492,000 was lent to related entities as part of our normal business operations. The remaining cash used in operations of $132,289 represented the loss for the nine months ended September 30, 2005 of $257,824 offset by an increase in accounts payable and accrued liabilities of $125,535.
Cash provided from financing activities consisted of $518,000 of public debt issued from August 19, 2005 through September 30, 2005 and $130,000 of capital contributions from the Company’s parent Eliason Capital Group, Inc.

On January 13, 2005, the Company entered into a Contribution Agreement with Eliason, Inc, Eliason Capital Group, Inc, and Brian Eliason and David Eliason, all of which are parties related to the Company. Under the Contribution Agreement, the related parties have agreed to fund the obligations of the Company as necessary. This funding will take the form of either additional capital contributions or loans to the Company.
At September 30, 2005, the Company was still reliant upon the above mentioned related parties for capital contributions to meet it operating cash flow needs without depleting the principal received from the issuance of the public debt for operating expenses other than lending activities. The Company believes it may rely upon the Contribution Agreement until it has sold sufficient public debt and made corresponding loans to generate operating cash flow sufficient to meet its normal cash needs.
THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES
Off-balance Sheet Arrangements: As of September 30, 2005, the Company did not have any off-balance sheet arrangements.
Contractual Obligations: There were no material changes outside the ordinary course of the Company’s business to contractual obligations during the three month period ended September 30, 2005.
Critical Accounting Policies: There were no changes in the Company’s critical accounting policies during the three-month period ended September 30, 2005.
ITEM 3. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2005 (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, and was made known to them by others within the Company, particularly during the period when this report was being prepared.
In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company’s knowledge, instituted against the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s sole stockholder during the quarter ended September 30, 2005.
ITEM 5. OTHER INFORMATION
(a) Resignation of Chief Financial Officer
Ronald Beam resigned as Chief Financial Officer of the Company effective October 20, 2005. Effective November 7, 2005, the Company has appointed Brett R. Keenan to act as the Company’s part-time Interim Chief Financial Officer to oversee the financial, tax, and accounting responsibilities of the Company until such time as he or another individual accepts the full-time position of Chief Financial Officer for the Company.
For the past five years, Mr. Keenan has acted as a part-time Chief Financial Officer for a variety of private and public companies.
Prior to the past five years, Mr. Keenan also served as a tax attorney in the Chicago office of Baker & McKenzie and as a financial manager for the Treasury Department of Amoco Corporation.
(b) Not applicable.

ITEM 6. EXHIBITS
Exhibits
The following exhibits are filed as exhibits to this report on Form10-QSB:
See Exhibit Index

SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ELIASON FUNDING CORPORATION

(Registrant)

Date: November 11, 2005	/s/ David J. Eliason
David J. Eliason, President

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Form of Indenture between Eliason Funding Corporation and US Bank, National Association, as Trustee (2)

10.1	Form of Management Services Agreement between Eliason Funding Corporation and Eliason, Inc., dated October 31, 2004 (1)

10.2	Form of Contribution Agreement between Eliason Funding Corporation, Brian Eliason, David Eliason, Eliason, Inc. and Eliason Capital Group, Inc., dated January 13, 2005 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Reporting Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form SB-2 of Eliason Funding Corporation Registration No. 333-125542, filed June 6, 2005.

(2)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 of Eliason Funding Corporation Registration No. 333-125542 filed July 27, 2005.