Form 10KSB
period 2005-12-31
Eliason Funding CORP
filed 2006-03-31
CIK 1312539

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                 ---------------


                       Commission file number: 333-125542

                           Eliason Funding Corporation
        (Exact Name of Small Business Issuer as Specified in its Charter)

       WISCONSIN                                      20-1150223
(State of incorporation)                (I.R.S. employer identification number)

     548 Highway 155
   ST. GERMAIN, WISCONSIN                                  54558
(Address of principal executive offices)               (Zip code)

         Issuer's telephone number, including area code: (715) 479-5535

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes |X| No

Total revenues for Fiscal Year 2005 were $30,503.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 24, 2006 1000 shares of common stock were outstanding and held by Eliason Capital Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|


================================================================================

                           ELIASON FUNDING CORPORATION

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                Table of Contents

Part I.......................................................................1
   Item 1.     DESCRIPTION OF BUSINESS.......................................1
   Item 2.     DESCRIPTION OF PROPERTY.......................................1
   Item 3.     LEGAL PROCEEDINGS.............................................1
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........2

Part II......................................................................2
   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
               USE OF PROCEEDS...............................................2
   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.....................................2
   Item 7.     FINANCIAL STATEMENTS..........................................6
   Item 8A.    CONTROLS AND PROCEDURES......................................14

Part III....................................................................14
   Item 9.     DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE
               WITH SECTION 16(a) OF THE EXCHANGE ACT.......................14
   Item 10.    EXECUTIVE COMPENSATION.......................................16
   Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................16
   Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............16
   Item 13.    EXHIBITS.....................................................17
   Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................17

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Eliason Funding Corporation, (the "Company") was incorporated, April 13, 2004 under the laws of the state of Wisconsin. On September 23, 2004, Eliason, Inc., which owns 100% of our sole shareholder, Eliason Capital Group, Inc., ("Parent Corporation") elected to characterize us as a qualified S Subsidiary under section 1361 of the Internal Revenue Code. On August 19, 2005, the Company received approval to offer up to $21,000,000 in public notes. As of December 31, 2005, the end of the period covered by this report, the Company had sold notes totaling $1,558,000.

The Company was established for the sole purpose of originating loans to affiliated entities for the purchase and acquisition of multi-family and commercial real estate within the United States. At December 31, 2005, the end of the period covered by this report, the Company had notes receivable outstanding with Eliason 1031 Properties Corporation, an affiliated entity, totaling $1,249,867. Eliason 1031 Properties Corporation is a Tenant-In-Common
(TIC) sponsor. As a TIC sponsor Eliason 1031 Properties Corporation buys high quality commercial or residential rental properties with the intent of selling the properties within two to four months to TIC investors. The loans that we currently have outstanding to Eliason 1031 Properties Corporation are personally guaranteed by David Eliason and Brian Eliason. In the future, we may choose to have loans we make secured by a security interest in the real estate purchased by the affiliated entity with proceeds from the loan.

The Company anticipates the primary borrower of its loans will continue to be Eliason 1031 Properties Corporation. Eliason 1031 Properties Corporation uses the loans in lieu of, or in addition to, mezzanine debt to purchase the properties it sells to TIC investors. The loans will be paid off from the proceeds of those sales.

The Company raises funds to lend through the issuance of public debt. The notes are sold through our officers, none of whom will receive commission for the sale of the notes and all of whom have substantial other duties within the Company. The Company advertises the note offering in local newspapers and on its website.

The Company is dependent upon affiliated entities for loan origination opportunities. If our affiliated entities are unable to provide those opportunities, this could adversely affect our ability to meet our debt obligations from operating revenues.

As of the end of the period covered by this Report the Company had, and as of the date of this Report the Company has, no employees. The Company's operations are conducted through Eliason, Inc., which provides services to the Company under a Management Services Agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

As of December 31, 2005, the Company's principal executive offices are located within the offices of Eliason, Inc., at 548 Hwy 155, St. Germain, WI 54558, and its telephone number is (715) 479-5535. The Company also leases an office from an affiliated entity, Eliason Financial Group, LLC, at 229 W. Pine Street, Eagle River, WI 54521. As of December 31, 2005, the offices were in suitable condition for the performance of normal and customary activities of the Company. The lease with Eliason Financial Group, LLC is on a month-to-month basis at $200 per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's sole shareholder during the fourth quarter of 2005.


                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; USE OF
         PROCEEDS

There is no market for the Company's stock. All shares of the common stock are owned by Eliason Capital Group, Inc. No cash dividends have ever been declared with respect to the common stock.

On August 19, 2005, the Company's registration on Form SB-2 (Commission File No. 333-125542) was declared effective and the Company began to offer its Two Year, Five Year, Seven Year and Ten Year Notes. The Company registered up to $21,000,000 of Notes. As of December 31, 2005, a total of $1,558,000 in Notes had been sold and issued to the public. Of this amount, $1,333,000 were Ten Year Notes, $5,000 were Seven Year Notes, $105,000 were Five Year Notes, and $115,000 were Two Year Notes. As of December 31, 2005, the amount of expenses incurred in connection with the issuance and distribution of the Notes was $284,737, and the offering proceeds to the Company from the Notes was $1,558,000. The proceeds from the Notes were used for the origination of loans to the Company's affiliates as well as to pay administrative and other general corporate expenses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the "Act") (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-KSB, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Form 10-KSB, or in other Company filings, press releases, or otherwise. In addition to the factors discussed in this Form 10-KSB, other factors that could contribute to or cause such differences include, but are not limited to, developments in any one or more of the following areas: our borrowers' ability to make payments to us, economic slowdowns in our market areas, deterioration in the value of collateral used to secure loans made by us and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

General: On August 19, 2005, the Company received approval to offer up to $21,000,000 in public notes. As of December 31, 2005, notes totaling $1,558,000 had been sold and issued to the public. Of this amount, $1,333,000 were Ten Year notes, $5,000 were Seven Year notes, $105,000 were Five Year notes, and $115,000 were Two Year notes.

Results of operations: As of December 31, 2005, the Company reported an annual loss of $288,579. These losses were primarily the result of issuance costs and initial marketing efforts directed at selling the notes. Additional expenditures related to compliance and marketing are anticipated.

  Year Ended December 31, 2005 compared to the period from April 13, 2004 (date of inception) through December 31, 2004

Revenues: For the year ended December 31, 2005 revenues were $30,503. With the exception of minor amounts derived from interest earned on bank deposits, these were earned as the result of lending to related parties the proceeds of our public debt offering. For the period ended December 31, 2004 revenues were $96 and were derived from interest earned on bank deposits. For the year ended December 31, 2005, the revenue earned was primarily the result of receiving approval to issue public notes on August 19, 2005, with the corresponding ability to lend those funds out. The total amount lent at December 31, 2005 was $1,249,867.

Legal and accounting: Legal and accounting fees totaled $172,197 for the year ended December 31, 2005 and $65,019 for the period ended December 31, 2004. Legal and accounting fees for both periods related to the regulatory requirements of issuing the notes. The increase for the year ended December 31, 2005 over the period ended December 31, 2004 was primarily due to the large amount of legal fees related to completing the filing of the public note offering on August 19, 2005, whereas the prior period was during the initial investigative phase of the process.

Advertising: Advertising expenses of $37,435 for the year ended December 31, 2005 were related to the initial marketing campaign. There were no advertising expenses in the period ended December 31, 2004.

Administrative: Administrative expenses were $80,975 for the year ended December 31, 2005 and $16,162 for the period ended December 31, 2004. For the year ended December 31, 2005, a majority of administrative expenses totaling $60,000 were related to the Management Services Agreement the Company has with Eliason, Inc. The remaining amounts were related to general administrative items such as insurance, postage and office supplies. For the period ending December 31, 2004, all administrative expenses were related either to the Management Services Agreement with Eliason, Inc., or to general and administrative expenses billed prior to the effective date of the Management Services Agreement by Eliason, Inc.

Interest expense: For the year ended December 31, 2005, interest expense was $28,475. There was no interest expense for the period ended December 31, 2004. Interest expense was related to the issuance of public debt beginning August 19, 2005. The total amount of public debt issued at December 31, 2005 totaled $1,558,000. The interest rates on the notes sold to the public are all fixed rates and range from 5.5% to 9.0%.

LIQUIDITY AND CAPITAL RESOURCES

From December 31, 2004 to December 31, 2005 cash and cash equivalents increased by $335,457. This was the result of $305,000 in capital contributions made by the Company's parent company Eliason Capital Group, Inc. to cover operating activities and $1,558,000 in public debt issued. These sources of cash were offset by $1,527,543 in cash used in operating activities.

Of the $1,527,543 of cash used in operating activities, $1,249,867 was lent to related entities as part of our normal business operations. The remaining cash used in operations of $277,675 was our loss for the year ended December 31, 2005 of $288,579 offset by an increase in accounts payable and accrued liabilities of $10,903.

Cash provided from financing activities consisted of $1,558,000 of public debt issued from August 19, 2005 through December 31, 2005 and $305,000 of capital contributions from the Company's parent Eliason Capital Group, Inc.

On January 13, 2005, the Company entered into a Contribution Agreement with Eliason, Inc, Eliason Capital Group, Inc, and Brian and David Eliason (related parties). Under the Contribution Agreement, the related parties have agreed to fund the obligations of the Company as necessary.

At December 31, 2005, the Company was still reliant upon its Parent Corporation for capital contributions to meet it operating cash flow needs, without depleting the principal received from the issuance of the public debt. Pursuant to the Contribution Agreement cited above, the Company feels it may rely upon this agreement until it has sold sufficient public debt and lent it out to related entities to generate operating cash flow sufficient to meet its normal cash needs.


THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements: As of December 31, 2005, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent to other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Interest income, on our notes receivable, is recognized as it is earned. Interest is calculated using actual days over 365.

Notes Receivable

Notes receivable are carried at their stated value as disclosed on the face of the note. We believe the stated value approximates the fair market value of the notes.

Income Taxes

The Company has elected, for Federal and state income tax purposes, to be treated as a Qualified S-Corporation subsidiary under the provisions of the Internal Revenue Code. Accordingly, the Company's taxable income is included on the tax return of its parent company Eliason, Inc.

ITEM 7.  FINANCIAL STATEMENTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Eliason Funding Corporation

We have audited the accompanying statements of financial condition of Eliason Funding Corporation as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholder's equity, and cash flows for the year ended December 31, 2005 and for the period from April 13, 2004 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Eliason Funding Corporation as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and the period from April 13, 2004 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.





GRANT THORNTON LLP
Milwaukee, Wisconsin
March 13, 2006

                                           ELIASON FUNDING CORPORATION
                                       STATEMENTS OF FINANCIAL CONDITION
                                                   December 31,

                                ASSETS
                                                                                 2005                       2004
                                                                            --------------               ----------
    Cash and cash equivalents                                               $     370,472                $   35,015
    Notes receivable - related party                                            1,249,867                         -
                                                                             ------------                 ---------

                          Total assets                                      $   1,620,339                $   35,015
                                                                             ============                 =========


                 LIABILITIES AND STOCKHOLDER'S EQUITY

    Accounts payable and accrued expenses                                   $      27,003                $   16,100
                                                                             ------------                 ---------

                   Total current liabilities                                       27,003                    16,100


    Notes payable                                                               1,558,000                         -

    Commitments and contingencies

    Stockholder's equity:

    Common stock - $.01 par value, 10,000 shares authorized,
       1,000 shares issued and outstanding                                             10                        10
    Additional paid in capital                                                    404,990                    99,990
    Accumulated deficit                                                          (369,664)                  (81,085)
                                                                             ------------                 ---------

                   Total stockholder's equity                                      35,336                    18,915
                                                                             ------------                 ---------

                   Total liabilities and stockholder's equity               $   1,620,339                $   35,015
                                                                             ============                 =========


The accompanying notes to financial statements are an integral part of these statements.

                                              ELIASON FUNDING CORPORATION
                                                STATEMENTS OF OPERATIONS

                                                                                               For the period from
                                                                  For the                    April 13, 2004 (date of
                                                                year ended                      inception) through
                                                             December 31, 2005                  December 31, 2004
                                                          ------------------------           -------------------------
Revenues:
   Interest income                                        $            30,503                $                  96
                                                          ------------------------           -------------------------

         Total revenues                                                30,503                                   96

Expenses:
   Legal and accounting                                               172,197                               65,019
   Advertising                                                         37,435                                    -
   Administrative                                                      80,975                               16,162
   Interest expense                                                    28,475                                    -
                                                          ------------------------           -------------------------

         Total expenses                                               319,082                               81,181
                                                          ------------------------           -------------------------

         NET LOSS                                         $          (288,579)               $             (81,085)
                                                          ========================           =========================


The accompanying notes to financial statements are an integral part of these statements.

                                            ELIASON FUNDING CORPORATION
                                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                    For the Year Ended December 31, 2005 and
                     For the Period From Inception (April 13, 2004) Through December 31, 2004

                                          Common          Additional paid       Accumulated
                                           stock             in capital           deficit               Total
                                      ----------------    -----------------   -----------------    ----------------
      Balance at inception
        (April 13, 2004)              $          -        $           -       $           -        $           -

      Issuance of common stock                  10               99,990                   -              100,000
      Net loss                                   -                    -             (81,085)             (81,085)
                                      ----------------    -----------------   -----------------    ----------------

      Balance December 31, 2004                 10               99,990             (81,085)              18,915

      Contribution of capital                    -              305,000                   -              305,000
      Net loss                                   -                    -            (288,579)            (288,579)
                                      ----------------    -----------------   -----------------    ----------------

      Balance at December 31, 2005    $         10        $     404,990       $    (369,664)       $      35,336
                                      ================    =================   =================    ================






       The accompanying notes to financial statements are an integral part of these statements.

                                                ELIASON FUNDING CORPORATION
                                                 STATEMENTS OF CASH FLOWS

                                                                                                           For the period from
                                                                                                          April 13, 2004 (date of
                                                                                   For the year ended       inception) through
                                                                                    December 31, 2005       December 31, 2004
                                                                                    -----------------       -----------------
  Cash flows from operating activities:
     Net loss                                                                        $      (288,579)        $      (81,085)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Changes in:
             Notes receivable-related party                                               (1,249,867)                     -
             Accounts payable and accrued liabilities                                         10,903                 16,100
                                                                                      --------------          -------------

                    Net cash used in operating activities                                 (1,527,543)               (64,985)


  Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                              1,558,000                      -
     Issuance of common stock                                                                    -                  100,000
     Contribution of capital                                                                 305,000                      -
                                                                                      --------------          -------------

                    Net cash provided by financing activities                              1,863,000                100,000
                                                                                      --------------          -------------


                    NET INCREASE IN CASH AND CASH
                       EQUIVALENTS                                                           335,457                 35,015

  Cash and cash equivalents at beginning of period                                            35,015                      -
                                                                                      --------------          -------------

  Cash and cash equivalents at end of period                                         $       370,472         $       35,015
                                                                                      ==============          =============


  Supplemental disclosures of cash flow information:

     Cash paid during the year for:
         Interest                                                                    $        27,536         $            -



       The accompanying notes to financial statements are an integral part of these statements.

                           ELIASON FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE A - ORGANIZATION AND PRESENTATION

     Eliason Funding Corporation ("Company") is a State of Wisconsin Corporation that is headquartered in St. Germain, Wisconsin and is a wholly owned subsidiary of Eliason Capital Group, Inc. The Company was established for the sole purpose of originating loans to affiliated entities for the purchase and acquisition of multi-family and commercial real estate within the United States. The Company raises the funds it lends through the issuance of public debt.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     2.   Cash and Cash Equivalents

     The Company considers cash and cash equivalents to include those investments with maturities of 90 days or less.

     3.   Income Taxes

     The Company has elected, for Federal and state income tax purposes, to be treated as a Qualified S-Corporation subsidiary under the provisions of the Internal Revenue Code. Accordingly, the Company's taxable income is included in the tax return of its parent company, Eliason, Inc. There are no significant book to tax differences at December 31, 2005 and 2004.

     4.   Revenue Recognition

     The Company recognizes interest income on notes receivable as it is earned.

     5.   Notes Receivable

     The Company records notes receivable at their stated value as disclosed on the face of the note.

     6.   Notes Payable

     The Company records notes payable at their stated value as disclosed on the face of the note.

     7.   Advertising

     The Company expenses advertising as incurred.

                           ELIASON FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     8.   Fair Value

     All cash and cash equivalents and notes receivable - related party are financial assets with a carrying value that approximates fair market value. All accounts payable and accrued expenses and notes payable are financial assets with a carrying value that approximates fair market value.


NOTE  C - NOTES RECEIVABLE - RELATED PARTY

     During 2005, $1,249,867 was loaned to Eliason 1031 Properties Corporation for the purchase of an apartment complex in Metropolitan Atlanta, Georgia. This amount is comprised of three notes which bear interest at 12% per annum with interest payments due quarterly. The notes have a stated due date of September 21, 2006, but are callable at anytime by the Company. The notes are guaranteed by the stockholders of the related entities.


NOTE D - RELATED PARTY TRANSACTIONS

     The Company has a Management Services Agreement with Eliason, Inc. (a related party through common ownership). The agreement calls for payments of $5,000 per month for management and accounting services. The agreement is automatically renewed on an annual basis unless notification is provided thirty days prior to the end of the year. The Company has expensed $60,000 and $16,100 under this agreement for the year ending December 31, 2005 and for the period from inception (April 13, 2004) through December 31, 2004.

     The Company has accounts payable and accrued expenses due to Eliason, Inc of $936 and $16,100 at December 31, 2005 and 2004.

     Notes receivable - related party consists of the following at December 31, 2005:

              Eliason 1031 Properties Corporation           $1,249,867

     Eliason, Inc., through subsidiaries, is the parent company of both Eliason 1031 Properties Corporation and Eliason Funding Corporation.

     The notes receivable from Eliason 1031 Properties Corporation (see Note C) bears interest at 12% per annum and interest payments are due quarterly. The notes have a stated due date of September 21, 2006, but the notes are callable at any time by the Company. The notes are guaranteed by the stockholders of the related entities.

     On January 13, 2005, the Company entered into a Contribution Agreement with Eliason, Inc., Eliason Capital Group, Inc. and Brian Eliason and David Eliason (related parties through common ownership). Under the agreement, the related parties have agreed to fund the obligations of the Company as necessary.

     The Company leases office space from Eliason Financial Group, LLC (related party through common ownership). The lease is on a month-to-month basis at $200 per month beginning in August 2005. Rent expense was $1,000 under the terms of the lease for the year ended December 31, 2005.

NOTE  E - NOTES PAYABLE

     As of December 31, 2005, the Company had outstanding notes payable of $1,558,000. These notes were issued under a public debt offering effective August 19, 2005. The debt offering remains open at management's discretion. There are four classes of notes based upon their maturity from issuance. The classes are Two-Year, Five-Year, Seven-Year and Ten-Year notes with terms as follows:

                    Maximum
      Class           Principal                      Maturity                           Rate       Notes Issued
     --------      ------------                      --------                           ----       ------------
     2-Year         $4,000,000      2 years from the 1st day of month of issuance       5.5%       $   115,000
     5-Year         $5,000,000      5 years from the 1st day of month of issuance       6.5%           105,000
     7-Year         $6,000,000      7 years from the 1st day of month of issuance       7.5%             5,000
     10-Year        $6,000,000      10 years from the 1st day of month of issuance      9.0%         1,333,000
                                                                                                    ----------

                                                                                                   $ 1,558,000
                                                                                                    ==========

     Future maturities consist of the following at December 31, 2005:

     2006                      $         -
     2007                            115,000
     2008                                -
     2009                                -
     2010                            105,000
     Thereafter                    1,338,000
                                   ---------

                               $   1,558,000
                                   =========


NOTE F - SUBSEQUENT EVENTS

     On February 28, 2006, the Company received a $20,000 capital contribution from its parent Eliason Capital Group, Inc.

     From January 1, 2006 through March 27, 2006, the Company sold $254,500 in additional notes to the public. These notes consist of $10,000 in Two-Year notes and $244,500 in Ten-Year notes.

ITEM 8A.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of December 31, 2005 (the "Evaluation Date"). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART III.

ITEM 9.  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following is the name, age and position of our current directors and executive officers:


Name                            Age                   Position(s)

Donald R. Eliason                64          Chairman of the Board of Directors
David J. Eliason                 30          President, Director
Brian E. Eliason                 28          Vice President, Secretary
Jay R. Grooters                  39          Vice President

All directors currently hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. All of our executive officers are elected annually by our board of directors and serve at the discretion of the board and until their successors are elected and qualified. Donald R. Eliason is the father of David J. Eliason and Brian E. Eliason.

All of our officers are employees of Eliason, Inc. and provide services to us pursuant to a Management Services Agreement. Our officers receive no compensation from the Company for their services.

The following describes the business experience during the past five years of our directors and executive officers:

Donald R. Eliason, Chairman of the Board of Directors
Mr. Eliason has more than 43 years of real estate experience, and has been a principal in hundreds of development projects, including vacant land subdivisions, resort condominium conversions, and commercial condominium developments. As a community leader, Mr. Eliason has been involved in the economic development of several projects in Northern Wisconsin, including the development of the Whitetail Inn Resort and St. Germain Golf Course.

In the past five years, Mr. Eliason has been involved in the following business activities:
        o the ownership and management of Timber Ridge Golf Club in Minocqua, WI;
        o the development and sale of a 52-unit, $25,000,000 condominium project called Bradford Point Condominiums, in St. Germain, WI; and
        o the purchase, development and sale of numerous vacant land parcels in Northern Wisconsin, totaling more than $10,000,000 in sales.

Mr. Eliason has been a director of Eliason Funding Corporation since it was formed on April 13, 2004.

David J. Eliason, President and a Director
Mr. Eliason graduated from the University of Wisconsin-Madison in 1997 with a Bachelor of Business Administration with a double major in Finance and Urban Land Economics/Real Estate, and received a Master of Business Administration degree in Finance from the University of Wisconsin--Madison in 1999. In 1998, he and his brother Brian E. Eliason created Eliason, Inc. a commercial real estate brokerage/management company. Mr. Eliason has served as President of Eliason, Inc. since 1998. Mr. Eliason has also served as Secretary of Eliason & Eliason, Inc., an affiliated entity, which engages in real estate investments.

Brian E. Eliason, Vice President and Secretary
Mr. Eliason is knowledgeable in a broad range of real estate dealings and proceedings. During the past four years, he has structured the purchase or sale of approximately $150 million of real estate and has handled more than 250 transactions. Mr. Eliason serves as the CEO of Eliason 1031 Properties Corporation. Mr. Eliason received a BS in Economics and a BBA in Finance from the University of Wisconsin - Madison. He also holds a law degree from the University of Wisconsin Law School.

Jay R. Grooters, Vice President
Mr. Grooters served as Vice President, Director Facility Services of United Properties, a full-service commercial real estate firm, from March 1993 through April 2002. From April 2002 through October 2002, he served as Development Manager of Taylor Investments, which managed the subdivision and development of lakefront land. Mr. Grooters joined Eliason, Inc. as Chief Operating Officer in October 2002.

We have no directors who are not members of the Eliason family, and there are no current plans to retain any additional directors.

COMMITTEES OF THE BOARD OF DIRECTORS/AUDIT COMMITTEE FINANCIAL EXPERT

The Company has no committees of the Board of Directors. The Board of Directors may establish committees and subcommittees, as it deems warranted by circumstances as they arise. The full Board of Directors performs the audit committee function. The Board of Directors has determined that David Eliason qualifies as the Board's audit committee financial expert as defined in the SEC rules and regulations. Mr. Eliason is also the President of the Company and is not independent as defined by the rules adopted by the SEC.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is filed as an exhibit to this Form 10-KSB and is available on the Company's website at www.eliasonfunding.com.

The Company intends to disclose any amendments to, or waivers of, its code of ethics on its website.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") because it does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The executive officers of the Company receive no compensation, cash or otherwise, from the Company. The executive officers of the Company are employed by Eliason, Inc.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2005 relating to the beneficial ownership of the Company's Common Stock by any person or "group" as that term is used in Section 13(d)(3) of the Exchange Act, known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

Name of Shareholder                     Shares of Common Stock          Percentage of Class

Eliason Capital Group, Inc.                    1000                           100%
548 Hwy. 155
St. Germain, WI 54558

Donald R. Eliason                                 0                             0
David J. Eliason                                  0                             0
Brian E. Eliason                                  0                             0
Jay R. Grooters                                   0                             0

Total:                                         1000                           100%

All officers and directors as a                   0                             0
group:

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Eliason, Inc. owns 100% of our sole shareholder, Eliason Capital Group, Inc. Our officers and directors are also officers and/or directors of Eliason, Inc.
These officers devote as much of their time to our business as, in their judgment, is reasonably required.

The Company originates loans to affiliated entities. At December 31, 2005, we have notes outstanding with an affiliated entity, Eliason 1031 Properties Corporation. Eliason, Inc. owns 100% of Eliason Real Estate Investment Group, the sole shareholder of Eliason 1031 Properties Corporation. In addition, our officers and directors are also officers and/or directors of Eliason 1031 Properties Corporation.

Eliason 1031 Properties Corporation is a Tenant-In-Common (TIC) sponsor. As a TIC sponsor Eliason 1031 Properties Corporation buys high quality commercial or residential rental properties with the intent of selling the properties within two to four months to TIC investors.

The Company is a qualified S Subsidiary under section 1361 of the Internal Revenue Code. As a qualified S Subsidiary, all of our income or loss is reported on Eliason, Inc.'s tax return.

The Company has entered into a Management Services Agreement with Eliason, Inc. The Management Services Agreement calls for the Company to make payments of $5,000 per month to Eliason, Inc. for management and accounting services. The Management Services Agreement is automatically renewed on an annual basis unless notification is provided thirty days prior to the end of the year.

Contribution Agreement

On January 13, 2005, the Company, Eliason, Inc., David Eliason, Brian Eliason and Eliason Capital Group, Inc. entered into a Contribution Agreement. Under the terms of the Contribution Agreement, David Eliason and Brian Eliason agreed to make funds available to the Company upon receipt of written notice from the Company that its funds are insufficient to pay expenses, debts and obligations that have become due and/or which are scheduled to become due within 90 days. Within 20 days of the receipt of such notice, each of David Eliason and Brian Eliason shall contribute in cash to Eliason, Inc. their respective pro rata share of the amount required to cover the insufficiency. Eliason, Inc. has agreed to contribute the amount of the contribution to Eliason Capital Group, Inc., which in turn, has agreed to contribute the amount of the contribution to the Company.

The Contribution Agreement provides that the obligations of David Eliason and Brian Eliason to make contributions pursuant to the Contribution Agreement only benefit and bind them as between themselves and do not benefit any third parties (other than the Company). In addition, the Contribution Agreement provides that:

o the obligations of David Eliason and Brian Eliason do not benefit any creditor of Eliason, Inc., Eliason Capital Group, Inc. or the Company;
o       no third party shall have any rights with respect thereto; and
o no third party shall have any right whatsoever to cause David Eliason or Brian Eliason to contribute any amount to Eliason, Inc.

Through December 31, 2005, capital contributions of $305,000 have been made to the Company pursuant to the Contribution Agreement.



ITEM 13. EXHIBITS

Exhibits

The following exhibits are filed as exhibits to this report on Form 10-KSB:
See Exhibit Index



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table provides information relating to the fees Grant Thornton LLP billed or will bill to us for the period April 13, 2004 (date of inception) through December 31, 2004 and for the fiscal year ended December 31, 2005.

                                        Audit           Audit-Related           Tax          All Other        Total
                                       Fees (1)             Fees              Fees(2)         Fees(3)          Fees
                                       ----                 ----              ----            ----             ----
Fiscal Year 2005                      $ 17,897          $      0            $     0        $  24,049        $  41,946

Period April 13, 2004(date of         $ 16,994          $      0            $ 2,319        $   2,914        $  22,227
inception) through December 31,
2004

(1) Audit Fees include all fees related to the audit of our financial statements at December 31, 2005 and 2004, respectively.

(2) Tax fees for the preparation of our federal and state income tax returns. There are no return preparation fees for the year ended December 31, 2005. For the year ended December 31, 2005, we have elected to be treated as a Qualified S-Corporation subsidiary under the provisions of the Internal Revenue Code. Accordingly, the Company's taxable income is included in the tax return of its parent company, Eliason, Inc.

(3) All other fees includes work related to our registration statement on Form SB-2 and quarterly reviews.


     All decisions regarding selection of independent accounting firms and approval of accounting services and fees are made by the Board of Directors in accordance with the provisions of the Sarbanes-Oxley Act of 2002. There are no exceptions to the policy of securing pre-approval of our Board of Directors for any service provided by our independent accounting firm.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

                                        ELIASON FUNDING CORPORATION

DATE:  March 30, 2006                   By:      /s/ Donald R. Eliason
                                           -------------------------------------
                                             Donald R. Eliason (as a duly
                                             authorized officer on behalf of the
                                             Registrant and as Chairman of the
                                             Board of Directors)

DATE:  March 30, 2006                   By:      /s/ David R. Eliason
                                           -------------------------------------
                                             David J. Eliason, President and
                                             Director

DATE:  March 30, 2006                   By:      /s/ Brian E. Eliason
                                           -------------------------------------
                                             Brian E. Eliason, Vice President
                                             and Secretary

DATE:  March 30, 2006                   By:      /s/ Jay R. Grooters
                                           -------------------------------------
                                             Jay R. Grooters, Vice President

DATE:  March 30, 2006                   By:      /s/ Lee Liermann
                                           -------------------------------------
                                             Lee Liermann, Principal Financial
                                             Officer and Principal Accounting
                                             Officer

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

3.1          Articles of Incorporation (1)

3.2          Bylaws (1)

4.1 Form of Indenture between Eliason Funding Corporation and US Bank, national Association, as Trustee (2)

10.1 Form of Management Services Agreement between Eliason Funding Corporation and Eliason, Inc., dated October 31, 2004 (1)

10.2 Form of Contribution Agreement between Eliason Funding Corporation, Brian Eliason, David Eliason, Eliason, Inc. and Eliason Capital Group, Inc., dated January 13, 2005 (2)

14.1         Code of Ethics

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Reporting Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



-------------------
(1) Incorporated by reference from Registration Statement on Form SB-2 of Eliason Funding Corporation Registration No. 333-125542, filed June 6, 2005.

(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 of Eliason Funding Corporation Registration No. 333-125542, filed July 27, 2005.