Form 10QSB
period 2006-03-31
Eliason Funding CORP
filed 2006-05-15
CIK 1312539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Commission file number: 333-125542

Eliason Funding Corporation
(Exact Name of Small Business Issuer as Specified in its Charter)

WISCONSIN	20-1150223
(State of incorporation)	(I.R.S. employer identification number)
548 Highway 155
ST. GERMAIN, WISCONSIN	54558
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (715) 479-5535

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes |X| No

State the number of shares outstanding of each of the issuer’s classes of Common equity, as of the latest practicable date: As of April 30, 2006, the issuer had 100 shares of common stock issued and outstanding

ELIASON FUNDING CORPORATION
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2006

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Statements of Financial Condition	1
March 31, 2006 (Unaudited) and December 31, 2005
Statements of Operations (Unaudited)	2
Three Months ended March 31, 2006 and March 31, 2005
Statements of Changes in Stockholder's (Deficit) Equity (Unaudited)	3
Statements of Cash Flows (Unaudited)	4
Three Months ended March 31, 2006 and March 31, 2005
Notes to Financial Statements	5
ITEM 2. Management's Discussion and Analysis of Financial Condition and	9
Results of Operations
ITEM 3. Controls and Procedures	11
PART II. OTHER INFORMATION
ITEM 6. Exhibits	12
Signature	13
302 Certification of Chief Executive Officer
302 Certification of Principal Financial Officer
906 Certification of Reporting Officers

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELIASON FUNDING CORPORATION
STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006 Unaudited	December 31, 2005 Audited
ASSETS
Cash and cash equivalents	$177,903	$370,472
Prepaid expenses and other assets	20,800	--
Notes receivable - related party	1,644,867	1,249,867

Total assets	$1,843,570	$1,620,339

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities: Accounts payable and accrued expenses	$40,795	$27,003

Total current liabilities	40,795	27,003
Notes payable - long-term	1,812,500	1,558,000
Stockholder's (deficit) equity:
Common stock	10	10
Additional paid in capital	424,990	404,990
Accumulated deficit	(434,725)	(369,664)

Total stockholder's (deficit) equity	(9,725)	35,336

Total liabilities and stockholder's (deficit)
equity	$1,843,570	$1,620,339

See accompanying notes.

ELIASON FUNDING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenues:
Interest income	$46,641	$63

Total revenues	46,641	63
Expenses:
Legal and accounting	35,116	35,813
Advertising	19,832	3,043
Administrative	21,290	15,015
Interest	35,464	--

Total expenses	111,702	53,871

NET LOSS	$(65,061)	$(53,808)

See accompanying notes.

ELIASON FUNDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT) EQUITY
(Unaudited)

For the Three Months Ended March 31, 2006

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2005	$10	$404,990	$(369,664)	$35,336
Additional paid in capital	--	20,000	--	20,000
Net loss	--	--	(65,061)	(65,061)

Balance March 31, 2006	$10	$424,990	$(434,725)	$(9,725)

For the Three Months Ended March 31, 2005

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2004	$10	$99,990	$(81,085)	$18,915
Additional paid in capital	--	10,000	--	10,000
Net loss	--	--	(53,808)	(53,808)

Balance March 31, 2005	$10	$109,990	$(134,893)	$(24,893)

See accompanying notes.

ELIASON FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows from operating activities:
Net loss	$(65,061)	$(53,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Prepaid expenses and other assets	(20,800)	--
Notes receivable - related party	(395,000)	--
Accounts payable and accrued liabilities	13,792	16,564

Net cash used in operating activities	(467,069)	(37,244)
Cash flows from financing activities:
Proceeds from issuance of notes payable	254,500	--
Contribution of capital	20,000	10,000

Net cash provided by financing activities
	274,500	10,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(192,569)	(27,244)
Cash and cash equivalents at beginning of period	370,472	35,015

Cash and cash equivalents at end of period	$177,903	$7,771

Supplemental disclosures of cash flow information:
Cash paid during the three months for:
Interest	$35,917	$--

See accompanying notes.

ELIASON FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE A – ORGANIZATION AND PRESENTATION

Eliason Funding Corporation is a State of Wisconsin Corporation that is headquartered in St. Germain, Wisconsin. The Company provides financing to affiliated entities through the issuance of public debt.

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made. The loss from operations for the period ended March 31, 2006 is not necessarily indicative of the operating results for the full year.

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

The Company has elected, for Federal and state income tax purposes, to be treated as Qualified S-Corporation subsidiary under the provisions of the Internal Revenue Code. Accordingly, the Company’s taxable income is included in the tax return of its parent company, Eliason, Inc.

4.	Revenue Recognition

The Company recognizes interest income on notes receivable as it is earned.

5.	Notes Receivable

The Company records notes receivable at their stated value as disclosed on the face of the note.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

6.	Notes Payable

The Company records notes payable at their stated value as disclosed on the face of the note.

7.	Advertising

The Company expenses advertising as incurred.

8.	Fair Value

All cash and cash equivalents and notes receivable — related party are financial assets with a carrying value that approximates fair market value. All accounts payable and accrued expenses and notes payable are financial assets with a carrying value that approximates fair market value.

NOTE C – NOTES RECEIVABLE — RELATED PARTY

As of March 31, 2006, the Company had $1,644,867 in outstanding notes receivable from a related party.

$1,249,867 was loaned in several notes to Eliason 1031 Properties Corporation (related party through common ownership) for the purchase of an apartment complex in Metropolitan Atlanta, Georgia. The notes bear interest at 12% per annum with interest payments due quarterly. The notes have a stated due date of September 21, 2006, but are callable at anytime by the Company. The notes are guaranteed by the stockholders of the related party.

$395,000 was loaned in several notes to Eliason 1031 Properties Corporation for the purchase of an apartment complex in Mebane, North Carolina. The notes bear interest at 12.5% per annum with interest payments due quarterly. The notes have a stated due date of December 31, 2006, but are callable at anytime by the Company. The notes are guaranteed by the stockholders of the related party.

NOTE D – RELATED PARTY TRANSACTIONS

The Company has a Management Services agreement with Eliason, Inc. (a related party through common ownership) as described below. The agreement calls for payments of $5,000 per month for management and accounting services. The agreement is automatically renewed on an annual basis unless notification is provided thirty days prior to the end of the year. Through March 31, 2006 a total of $15,000 has been expensed under this agreement.

Notes receivable — related party consists of the following at March 31, 2006:

Eliason 1031 Properties Corporation $ 1,644,867

NOTE D – RELATED PARTY TRANSACTIONS (CONTINUED)

Eliason, Inc. through subsidiaries is the parent Company of both Eliason 1031 Properties Corporation and Eliason Funding Corporation.

The notes receivable from Eliason 1031 Properties Corporation (see Note C) bear interest at varying amounts between 12% and 12.5% per annum with interest payments due quarterly. The notes mature in varying amounts between September and December 2006, but the notes are callable at any time by the Company. The notes are guaranteed by the stockholders of the related party.

On January 13, 2005, the Company entered into a Contribution Agreement with Eliason, Inc., Eliason Capital Group, Inc. and Brian Eliason and David Eliason (related parties through common ownership). Under the agreement, the related parties have agreed to fund the obligations of the Company as necessary.

The Company leases office space from Eliason Financial Group, LLC (related party through common ownership). The lease is on a month-to-month basis at $200 per month beginning in August 2005. Rent expense was $600 under the terms of the lease for the three months ended March 31, 2006.

NOTE E – NOTES PAYABLE

As of March 31, 2006, the Company had outstanding notes payable of $1,812,500. These notes were issued under a public debt offering beginning August 19, 2005. The debt offering remains open at management’s discretion. There are four classes of notes based upon their maturity from issuance. The classes are Two-Year, Five-Year, Seven-Year and Ten-Year notes with terms as follows:

Class	Maximum Principal	Maturity	Rate	Notes Issued
2-Year	$4,000,000	2 years from the 1st day of month of issuance	5.5%	$125,000
5-Year	$5,000,000	5 years from the 1st day of month of issuance	6.5%	105,000
7-Year	$6,000,000	7 years from the 1st day of month of issuance	7.5%	5,000
10-Year	$6,000,000	10 years from the 1st day of month of issuance	9.0%	1,577,500

				$1,812,500

Future maturities consist of the following at March 31, 2006:

March 31, 2007	$--
March 31, 2008	125,000
March 31, 2009	--
March 31, 2010	--
March 31, 2011	105,000
Thereafter	1,582,500

$1,812,500

NOTE F – SUBSEQUENT EVENTS

From March 31, 2006 through April 25, 2006 the Company sold $115,000 in additional notes to the public. These notes consist of $65,000 in Five-Year Notes and $50,000 in Ten-Year Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-QSB contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-KSB, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

        General: On August 19, 2005, we received approval to offer up to $21,000,000 in Notes. As of March 31, 2006, Notes totaling $1,812,500 had been sold and issued to the public. Of this amount, $1,577,500 were Ten Year notes, $5,000 were Seven Year notes, $105,000 were Five Year notes, and $125,000 were Two Year notes.

        Results of operations: As of March 31, 2006, we reported a quarterly loss of $65,061. These losses were primarily the result of compliance costs, marketing efforts directed at selling the notes and administrative expenses related to the Management Services Agreement with Eliason, Inc. Additional expenditures related to compliance, marketing and administration are anticipated.

Quarter Ended March 31, 2006 compared to the Quarter Ended March 31, 2005

        Revenues: For the quarter ended March 31, 2006 revenues were $46,641. With the exception of minor amounts derived from interest earned on bank deposits, these were earned as the result of lending to related parties the proceeds of our Note offering. For the quarter ended March 31, 2005 revenues were $63 and were derived from interest earned on bank deposits. For the quarter ended March 31, 2006, the revenue earned was primarily the result of receiving approval to issue public notes on August 19, 2005, with the corresponding ability to lend those funds out. The total amount lent at March 31, 2006 was $1,664,867.

        Legal and accounting: Legal and accounting fees totaled $35,116 for the quarter ended March 31, 2006 and $35,813 for the quarter ended March 31, 2005. Legal and accounting fees for the quarter ended March 31, 2006 related to on going regulatory compliance requirements. Legal and accounting fees for the quarter ended March 31, 2005 related to the regulatory requirements of issuing the Notes.

        Advertising: Advertising expenses totaled $19,832 for the quarter ended March 31, 2006 and $3,043 for the quarter ended March 31, 2005. Advertising expenses for the quarter ended March 31, 2006 were related to the marketing campaign. Advertising expenses for the quarter ended March 31, 2005 were related to the initial costs of starting the advertising campaign.

        Administrative: Administrative expenses were $21,290 for the quarter ended March 31, 2006 and $15,015 for the quarter ended March 31, 2005. For the quarter ended March 31, 2006, $15,000 was related to the Management Services Agreement we have with Eliason, Inc. and $3,600 was related to directors and officers liability insurance. The remaining amounts were related to general administrative items such as postage and office supplies. For the quarter ending March 31, 2005, $15,000 was related to the Management Services Agreement with Eliason, Inc. The remaining amounts were related to general and administrative items such as postage and office supplies.

        Interest expense: For the quarter ended March 31, 2006, interest expense was $35,464. There was no interest expense for the quarter ended March 31, 2005. Interest expense was related to the issuance of Notes beginning August 19, 2005. The total amount of Notes issued at March 31, 2006 totaled $1,812,500. The interest rates on the Notes sold to the public are all fixed rates and range from 5.5% to 9.0%.

LIQUIDITY AND CAPITAL RESOURCES

        For the quarter ended March 31, 2006 cash and cash equivalents decreased by $192,569. This was the result of $20,000 in capital contributions made by our parent company Eliason Capital Group, Inc. to cover operating activities and $254,500 in Notes issued. These sources of cash were offset by $467,069 in cash used in operating activities.

        Of the $467,069 of cash used in operating activities through March 31, 2006, $395,000 was lent to a related entity as part of normal business operations. The remaining cash used in operations of $72,069 was a loss for the quarter ended March 31, 2006 of $65,061 plus the increase in prepaid expenses and other assets of $20,800, offset by an increase in accounts payable and accrued liabilities of $13,792.

        Cash provided from financing activities consisted of $254,500 of Notes issued for the quarter ended March 31, 2006 and $20,000 of capital contributions from our parent Eliason Capital Group, Inc.

        On January 13, 2005, we entered into a Contribution Agreement with Eliason, Inc, Eliason Capital Group, Inc, and Brian and David Eliason (related parties). Under the Contribution Agreement, the related parties have agreed to fund our obligations as necessary. During the quarter ended March 31, 2006, the Company received $20,000 as an additional contribution of capital under the Contribution Agreement.

        At March 31, 2006, we were still reliant upon our parent corporation for capital contributions to meet our operating cash flow needs, without depleting the principal received from the issuance of the Notes. Pursuant to the Contribution Agreement cited above, we feel we may rely upon this agreement until we have sold sufficient Notes and made loans to related entities to generate operating cash flow sufficient to meet our normal cash needs.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AD UNCERTAINTIES

Off-balance sheet arrangements

        As of March 31, 2006, there were no off-balance sheet arrangements.

Contractual Obligations

        There were no material changes outside the ordinary course of our business to contractual obligations during the quarter ended March 31, 2006

Critical Accounting Policies

        There were no changes in our critical accounting policies during the quarter ended March 31, 2006.

ITEM 3. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of March 31, 2006 (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

        In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS

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

ELIASON FUNDING CORPORATION

(Registrant)

Date: May 15, 2006	/s/ David J. Eliason

David J. Eliason, President