Form 10QSB
period 2006-06-30
Eliason Funding CORP
filed 2006-08-11
CIK 1312539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

ELIASON FUNDING CORPORATION
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2006

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Statements of Financial Condition	1
June 30, 2006 (Unaudited) and December 31, 2005
Statements of Operations (Unaudited)	2
Quarter Ended and Six Months ended June 30, 2006 and June 30, 2005
Statements of Changes in Stockholder's (Deficit) Equity (Unaudited)	3
Statements of Cash Flows (Unaudited)	4
Six Months ended June 30, 2006 and June 30, 2005
Notes to Financial Statements	5
ITEM 2. Management's Discussion and Analysis of Financial Condition and	9
Results of Operations
ITEM 3. Controls and Procedures	12
PART II. OTHER INFORMATION
ITEM 6. Exhibits	13
Signature	14
302 Certification of Chief Executive Officer
302 Certification of Principal Financial Officer
906 Certification of Reporting Officers

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELIASON FUNDING CORPORATION
STATEMENTS OF FINANCIAL CONDITION

	June 30, 2006	December 31, 2005
	Unaudited	Audited
ASSETS
Cash and cash equivalents	$695,138	$370,472
Accounts receivable and other assets	7,200	--
Notes receivable - related parties	1,249,867	1,249,867

Total assets
	$1,952,205	$1,620,339

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses	$41,961	$27,003

Total current liabilities	41,961	27,003

Notes payable - long-term	1,927,500	1,558,000
STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock	$10	$10
Additional paid in capital	474,990	404,990
Accumulated deficit	(492,256)	(369,664)

Total stockholders' (deficit) equity	(17,256)	35,336

Total liabilities and stockholders' (deficit)
equity	$1,952,205	$1,620,339

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues:
Interest income	$51,343	$95	$97,985	$158

Total revenues	51,343	95	97,985	158
Expenses:
Legal and accounting	46,402	36,370	81,519	72,183
Advertising	--	2,734	19,832	5,777
Administrative	21,449	15,092	42,739	30,107
Interest expense	41,023	--	76,487	--

Total expenses	108,874	54,196	220,577	108,067

NET LOSS	$(57,531)	$(54,101)	$(122,592)	$(107,909)

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

For the Six Months Ended June 30, 2006

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2005	$10	$404,990	$(369,664)	$35,336
Additional paid in capital	--	70,000	--	70,000
Net loss	--	--	(122,592)	(122,592)

Balance June 30, 2006	$10	$474,990	$(492,256)	$(17,256)

For the Six Months Ended June 30, 2005

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2004	$10	$99,990	$(81,085)	$18,915
Additional paid in capital	--	90,000	--	90,000
Net loss	--	--	(107,909)	(107,909)

Balance June 30, 2005	$10	$189,990	$(188,994)	$1,006

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(122,592)	$(107,909)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accounts receivable and other assets	(7,200)	--
Accounts payable and accrued liabilities	14,958	(2,560)

Net cash used in operating activities	(114,834)	(110,469)
Cash flows from financing activities:
Borrowings on long-term debt	369,500	--
Contribution of capital	70,000	90,000

Net cash provided by financing activities	439,500	90,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	324,666	(20,469)
Cash and cash equivalents at beginning of period	370,472	35,015

Cash and cash equivalents at end of period	$695,138	$14,546

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$77,423	$--

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

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made. The loss from operations for the period ended June 30, 2006 is not necessarily indicative of the operating results for the full year.

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

2.    Cash and Cash Equivalents

The Company considers cash and cash equivalents to include those investments with original maturities of 90 days or less.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

6.    Notes Payable

The Company records notes payable at their stated value as disclosed on the face of the note.

7.    Advertising

The Company expenses advertising as incurred.

8.    Fair Value

All cash and cash equivalents and notes receivable – related party are financial assts with a carrying value that approximates fair market value. All accounts payable and accrued expenses and notes payable are financial assets with a carrying value that approximates fair market value.

NOTE C – NOTES RECEIVABLE — RELATED PARTIES

At June 30, 2006, the Company had $1,249,867 in outstanding notes receivable from a related party.

$1,249,867 was loaned in several notes to Eliason 1031 Properties Corporation (related party through common ownership) for the purchase of an apartment complex in Metropolitan Atlanta, Georgia. The notes bear interest at 12% per annum with interest payments due quarterly. The notes mature in varying amounts between September and December 2006, but the notes are callable at anytime by the Company. The notes are guaranteed by the stockholders of the related party.

NOTE D – RELATED PARTY TRANSACTIONS

The Company has a Management Services agreement with Eliason, Inc. (a related party through common ownership) as described below. The agreement calls for payments of $5,000 per month for management and accounting services. The agreement is automatically renewed on an annual basis unless notification is provided thirty days prior to the end of the year. For the six months ended June 30, 2006, a total of $30,000 has been expensed under this agreement.

Notes-receivable related parties consist of the following at June 30, 2006:

                Eliason 1031 Properties Corporation $1,249,867

Eliason, Inc. through subsidiaries is the parent Company of both Eliason 1031 Properties Corporation and Eliason Funding Corporation.

The note receivable from Eliason 1031 Properties Corporation (see Note C) bears interest at 12% per annum and interest payments are due quarterly. The notes mature in varying amounts between September and December 2006, but the notes are callable at any time by the Company. The notes are guaranteed by the stockholder’s of the related entities.

On January 13, 2005, the Company entered into a Contribution Agreement with Eliason, Inc., Eliason Capital Group, Inc. and Brian Eliason and David Eliason (related parties through common ownership). Under the agreement, the related parties have agreed to fund the obligations of the Company as necessary.

The Company leases office space from Eliason Financial Group, LLC (related party through common ownership). The lease is on a month-to-month basis at $200 per month beginning in August 2005. Rent expense was $1,200 under the terms of the lease for the six months ended June 30, 2006.

NOTE E – NOTES PAYABLE

As of June 30, 2006, the Company had outstanding notes payable of $1,927,500. These notes were issued under a public debt offering beginning August 19, 2005. The debt offering remains open at management’s discretion. There are four classes of notes based upon their maturity from issuance. The classes are Two-Year, Five-Year, Seven-Year and Ten-Year notes with terms as follows:

Class	Maximum Principal	Maturity	Rate	Notes Issued
2-Year	$4,000,000	2 years from the 1st day of month of issuance	5.5%	$125,000
5-Year	$5,000,000	5 years from the 1st day of month of issuance	6.5%	170,000
7-Year	$6,000,000	7 years from the 1st day of month of issuance	7.5%	5,000
10-Year	$6,000,000	10 years from the 1st day of month of issuance	9.0%	1,627,500

				$1,927,500

Future maturities consist of the following at June 30, 2006:

2007	$--
2008	125,000
2009	--
2010	--
2011	170,000
Thereafter	1,632,500

$1,927,500

NOTE F – RESCISSION OFFER

In April 2006, the Company discovered that its former securities counsel had inadvertently failed to register the note offering with certain state securities authorities. Due to this oversight, the Company suspended selling notes on April 14, 2006 while a rescission offer was conducted to existing noteholders and registered the note offering with the appropriate state securities authorities. The rescission offer gave eligible noteholders the right to have the Company repurchase their notes and to receive a refund of the principal plus a statutory amount of interest. The rescission offer expired on July 26, 2006 and none of the eligible noteholders chose to accept the rescission offer.

NOTE G – SUBSEQUENT EVENT

From June 30, 2006 through July 26, 2006 the Company sold $55,000 in additional Ten-Year Notes to accredited investors.

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

General: On August 19, 2005, we received approval to offer up to $21,000,000 in public notes. As of June 30, 2006, notes totaling $1,927,500 had been sold and issued to the public. Of this amount, $1,627,500 were Ten Year notes, $5,000 were Seven Year notes, $170,000 were Five Year notes, and $125,000 were Two Year notes.

Results of operations: As of June 30, 2006, we reported a quarterly loss of $57,531 and a year-to-date loss of $122,592. These losses were primarily the result of compliance costs, marketing efforts directed at selling the notes and administrative expenses related to the Management Services Agreement with Eliason, Inc. Additional expenditures related to compliance, marketing and administration are anticipated.

Quarter Ended June 30, 2006 compared to the Quarter Ended June 30, 2005

Revenues: For the quarter ended June 30, 2006 revenues were $51,343. With the exception of minor amounts derived from interest earned on bank deposits, these were earned as the result of lending to related parties the proceeds of our public debt offering. For the quarter ended June 30, 2005 revenues were $95 and were derived from interest earned on bank deposits. For the quarter ended June 30, 2006, the revenue earned was primarily the result of receiving approval to issue public notes on August 19, 2005, with the corresponding ability to lend those funds out. The total amount lent at June 30, 2006 was $1,249,867.

Legal and accounting: Legal and accounting fees totaled $46,402 for the quarter ended June 30, 2006 and $36,370 for the quarter ended June 30, 2005. Legal and accounting fees for the quarter ended June 30, 2006 related to on-going regulatory compliance requirements including preparing and conducting a rescission offer for certain of our notes. Legal and accounting fees for the quarter ended June 30, 2005 related to the regulatory requirements of issuing the notes.

Advertising: There were no advertising expense for the quarter ended June 30, 2006 and $2,734 for the quarter ended June 30, 2005. Advertising expenses for the quarter ended June 30, 2006 were zero because we suspended our marketing efforts while we prepared and conducted the rescission offer. Advertising expenses for the quarter ended June 30, 2005 were related to the initial costs of starting the advertising campaign.

Administrative: Administrative expenses were $21,449 for the quarter ended June 30, 2006 and $15,092 for the quarter ended June 30, 2005. For the quarter ended June 30, 2006, $15,000 was related to our Management Services Agreement with Eliason, Inc. and $3,600 was related to Directors and Officers Liability Insurance. The remaining amounts were related to general administrative items such as postage and office supplies. For the quarter ending June 30, 2005, $15,000 was related to the Management Services Agreement with Eliason, Inc. The remaining amounts were related to general and administrative items such as postage and office supplies.

Interest expense: Interest expenses was $41,023 for the quarter ended June 30, 2006. There was no interest expense for the quarter ended June 30, 2005. Interest expense was related to the issuance of public debt beginning August 19, 2005. The total amount of public debt issued at June 30, 2006 totaled $1,927,500. The interest rates on the notes sold to the public are all fixed rates and range from 5.5% to 9.0%.

Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Revenues: For the six months ended June 30, 2006 revenues were $97,985. With the exception of minor amounts derived from interest earned on bank deposits, these were earned as the result of lending to related parties the proceeds of our public debt offering. For the six months ended June 30, 2005 revenues were $158 and were derived from interest earned on bank deposits. For the six months ended June 30, 2006, the revenue earned was primarily the result of receiving approval to issue public notes on August 19, 2005, with the corresponding ability to lend those funds out. The total amount lent at June 30, 2006 was $1,249,867.

Legal and accounting: Legal and accounting fees totaled $81,519 for the six months ended June 30, 2006 and $72,183 for the six months ended June 30, 2005. Legal and accounting fees for the six months ended June 30, 2006 related to on going regulatory compliance requirements including issues related to preparing and conducting our rescission offer. Legal and accounting fees for the six months ended June 30, 2005 related to the regulatory requirements of issuing the notes.

Advertising: Advertising expenses totaled $19,832 for the six months ended June 30, 2006 and $5,777 for the six months ended June 30, 2005. Advertising expenses for the six months ended June 30, 2006 were related to the initial marketing campaign. During the quarter ended June 30, 2006 they were zero because we suspended our marketing efforts while we prepared and conducted our rescission offer. Advertising expenses for the six months ended June 30, 2005 were related to the initial costs of starting the advertising campaign.

Administrative: Administrative expenses were $42,739 for the six months ended June 30, 2006 and $30,107 for the six months ended June 30, 2005. For the six months ended June 30, 2006, $30,000 was related to our Management Services Agreement with Eliason, Inc. and $7,200 was related to Directors and Officers Liability Insurance. The remaining amounts were related to general administrative items such as postage and office supplies. For the six months ending June 30, 2005, $30,000 was related to the Management Services Agreement with Eliason, Inc. The remaining amounts were related to general and administrative items such as postage and office supplies.

Interest expense: For the six months ended June 30, 2006, interest expense was $76,487. There was no interest expense for the six months ended June 30, 2005. Interest expense was related to the issuance of public debt beginning August 19, 2005. The total amount of public debt issued at June 30, 2006 totaled $1,927,500. The interest rates on the notes sold to the public are all fixed rates and range from 5.5% to 9.0%.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2006 cash and cash equivalents increased by $324,666. This was the result of $70,000 in capital contributions made by Eliason Capital Group, Inc. (related party through common ownership), to cover operating activities and $369,500 in public debt issued. These sources of cash were offset by $114,834 in cash used in operating activities.

Of the $114,834 of cash used in operating activities, $395,000 was lent to related entities as part of our normal business operations. The $395,000 was repaid during the period resulting in a zero net cash flow effect. The remaining cash used in operations of $114,834 was our loss for the six months ended June 30, 2006 of $122,592 plus the increase in accounts receivable and other assets of $7,200 and offset by an increase in accounts payable and accrued liabilities of $14,958.

Cash provided from financing activities consisted of $369,500 of public debt issued for the six months ended June 30, 2006 and $70,000 of capital contributions from our parent corporation, Eliason Capital Group, Inc.

On January 13, 2005, we entered into a Contribution Agreement with Eliason, Inc, Eliason Capital Group, Inc, and Brian and David Eliason (related parties). Under the Contribution Agreement, the related parties have agreed to fund our obligations as necessary.

At June 30, 2006, we were still reliant upon our parent corporation for capital contributions to meet our operating cash flow needs, without depleting the principal received from the issuance of the public debt. Pursuant to the Contribution Agreement cited above, we expect to rely upon this agreement until we have sold sufficient public debt and lent the proceeds to related entities to generate operating cash flow sufficient to meet our normal cash needs.

In April 2006, we discovered that our former securities counsel had inadvertently failed to register our note offering with certain state securities authorities. Due to this oversight, we suspended selling notes on April 14, 2006 while we conducted a rescission offer to our existing noteholders and registered our note offering with the appropriate state securities authorities. The rescission offer gave eligible noteholders the right to have us repurchase their notes and to receive a refund of the principal plus a statutory amount of interest. The rescission offer expired on July 26, 2006 and none of the eligible noteholders chose to accept the rescission offer.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance sheet arrangements: As of June 30, 2006, we did not have any off-balance sheet arrangements.

Contractual Obligations: There were no material changes outside the ordinary course of our business to contractual obligations during the three months period ended June 30, 2006.

Critical Accounting Policies: There were no changes in our critical accounting policies during the three month period ended June 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of June 30, 2006 (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

ELIASON FUNDING CORPORATION

(Registrant)

Date: August 11, 2006	/s/ David J. Eliason

David J. Eliason, President