Form 10QSB
period 2006-09-30
Eliason Funding CORP
filed 2006-11-03
CIK 1312539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of Common equity, as of the latest practicable date: As of September 30, 2006, the issuer had 100 shares of common stock issued and outstanding

ELIASON FUNDING CORPORATION
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Statements of Financial Condition	1
September 30, 2006 (Unaudited) and December 31, 2005
Statements of Operations (Unaudited)	2
Quarter ended and Nine Months ended September 30, 2006
and September 30, 2005
Statements of Changes in Stockholders' Equity (Unaudited)	3
Nine Months ended September 30, 2006 and September 30, 2005
Statements of Cash Flows (Unaudited)	4
Nine Months ended September 30, 2006 and September 30, 2005
Notes to Financial Statements	5
ITEM 2. Management's Discussion and Analysis of Financial Condition and	9
Results of Operations
ITEM 3. Controls and Procedures	13
PART II. OTHER INFORMATION
ITEM 6. Exhibits	14
Signature	15
302 Certification of Chief Executive Officer
302 Certification of Principal Financial Officer
906 Certification of Reporting Officers

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELIASON FUNDING CORPORATION
STATEMENTS OF FINANCIAL CONDITION

	September 30, 2006	December 31, 2005
	Unaudited	Audited
ASSETS
Cash and cash equivalents	$362,858	$370,472
Prepaid expenses	3,600	--
Notes receivable - related party	1,692,500	1,249,867

Total current assets
	$2,058,958	$1,620,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses
	$67,049	$27,003
Notes payable - short-term	15,000	--

Total current liabilities	82,049	27,003

	1,967,500	1,558,000
Notes payable - long-term
STOCKHOLDERS' EQUITY:
Common stock	$10	$10
Additional paid in capital	554,990	404,990
Accumulated deficit	(545,591)	(369,664)

Total stockholders' equity	9,409	35,336

Total liabilities and stockholders' equity	$2,058,958	$1,620,339

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues:
Interest income	$43,500	$1,626	$141,485	$1,784

Total revenues	43,500	1,626	141,485	1,784
Expenses:
Legal and accounting	29,666	104,371	111,185	176,554
Advertising	367	10,321	20,199	16,098
Administrative	24,420	35,062	67,159	65,169
Interest expense	42,382	1,787	118,869	1,787

Total expenses	96,835	151,541	317,412	259,608

NET LOSS	$(53,335)	$(149,915)	$(175,927)	$(257,824)

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

For the Nine Months Ended September 30, 2006

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2005	$10	$404,990	$(369,664)	$35,336
Additional paid in capital	--	150,000	--	150,000
Net loss	--	--	(175,927)	(175,927)

Balance September 30, 2006	$10	$554,990	$(545,591)	$9,409

For the Nine Months Ended September 30, 2005

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2004	$10	$99,990	$(81,085)	$18,915
Additional paid in capital	--	130,000	--	130,000
Net loss	--	--	(257,824)	(257,824)

Balance September 30, 2005	$10	$229,990	$(338,909)	$(108,909)

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net loss	$(175,927)	$(257,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(3,600)	--
Notes receivable-related party	(442,633)	(492,000)
Accounts payable and accrued liabilities	40,046	125,535

Net cash used in operating activities	(582,114)	(624,289)
Cash flows from financing activities:
Borrowings on long-term debt	424,500	518,000
Contribution of capital	150,000	130,000

Net cash provided by financing activities	574,500	648,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
	(7,614)	23,711
Cash and cash equivalents at beginning of period	370,472	35,015

Cash and cash equivalents at end of period	$362,858	$58,726

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$118,869	$1,080

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE A – ORGANIZATION AND PRESENTATION

Eliason Funding Corporation is a State of Wisconsin Corporation that is headquartered in St. Germain, Wisconsin. The Company provides financing to affiliated entities through the issuance of public debt.

The financial statements presented herein are based on interim amounts. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made. The loss from operations for the period ended September 30, 2006 is not necessarily indicative of the operating results for the full year.

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

9.      Prospective Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

NOTE C – NOTES RECEIVABLE — RELATED PARTY

As of September 30, 2006, the Company had $1,692,500 in outstanding notes receivable from a related party.

$1,692,500 was loaned in several notes to Eliason 1031 Properties Corporation (related party through common ownership) to purchase or facilitate the purchase of properties in metropolitan Atlanta, Georgia, Troy, Ohio and Stevens Point, Wisconsin. The notes bear interest at 9.5% to 12% per annum with interest payments due quarterly. The notes mature in varying amounts between December 2006 and July 2007, but the notes are callable at anytime by the Company. The notes are guaranteed by the stockholders of the related party.

NOTE D – RELATED PARTY TRANSACTIONS

The Company has a Management Services agreement with Eliason, Inc. (a related party through common ownership) as described below. The agreement calls for payments of $5,000 per month for management and accounting services. The agreement is automatically renewed on an annual basis unless notification is provided thirty days prior to the end of the year. Through September 30, 2006 a total of $45,000 has been expensed under this agreement.

Notes receivable related parties consist of the following at September 30, 2006:

Eliason 1031 Properties Corporation $1,692,500

Eliason, Inc., through subsidiaries, is the parent Company of both Eliason 1031 Properties Corporation and Eliason Funding Corporation.

The notes receivable from Eliason 1031 Properties Corporation (see Note C) bear interest at 9.5% to 12% per annum and interest payments are due quarterly. The notes have stated due dates of December 31, 2006 and July 31, 2007, but the notes are callable at any time by the Company. The notes are guaranteed by the stockholders of the related entities.

On January 13, 2005, the Company entered into a Contribution Agreement with Eliason, Inc., Eliason Capital Group, Inc. and Brian Eliason and David Eliason (related parties through common ownership). Under the agreement, the related parties have agreed to fund the obligations of the Company as necessary. For the nine months ended September 30, 2006, $150,000 has been contributed under the terms of the agreement.

The Company leases office space from Eliason Financial Group, LLC (related party through common ownership). The lease is on a month-to-month basis at $200 per month beginning in August 2005. The lease was terminated on August 31, 2006. Rent expense was $1,600 under the terms of the lease for the eight months ended August 31, 2006.

NOTE E – NOTES PAYABLE

As of September 30, 2006, the Company had outstanding notes payable of $1,982,500. These notes were issued under a public debt offering beginning August 19, 2005. There are four classes of notes based upon their maturity from issuance. The classes are Two-Year, Five-Year, Seven-Year and Ten-Year notes with terms as follows:

Class	Maximum Principal	Maturity	Rate	Notes Issued
2-Year	$4,000,000	2 years from the 1st day of month of issuance	5.5%	$125,000
5-Year	$5,000,000	5 years from the 1st day of month of issuance	6.5%	170,000
7-Year	$6,000,000	7 years from the 1st day of month of issuance	7.5%	5,000
10-Year	$6,000,000	10 years from the 1st day of month of issuance	9.0%	1,682,500

				$1,982,500

Future maturities consist of the following at September 30, 2006:

2007	$115,000
2008	10,000
2009	--
2010	105,000
2011	65,000
Thereafter	1,687,500

$1,982,500

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

NOTE G – TERMINATION OF OFFERING

In August 2006, the Company decided to terminate its public note offering and filed an amendment to its registration statement deregistering the remaining $19,017,500 of unsold notes, effective September 7, 2006. The Company will continue to make loans from the proceeds of the note offering collected to date, and will continue to service the notes already sold.

NOTE H – SUBSEQUENT EVENT

From September 30, 2006 through October 27, 2006 the Company issued an additional $301,500 of related party notes receivable.

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

General: On August 19, 2005, we received approval to offer up to $21,000,000 in public notes. As of September 30, 2006, notes totaling $1,982,500 had been sold and issued to the public. Of this amount, $1,682,500 were Ten Year notes, $5,000 were Seven Year notes, $170,000 were Five Year notes, and $125,000 were Two Year notes.

In August 2006, the Company decided to terminate its public note offering and filed an amendment to its registration statement deregistering the remaining $19,017,500 of unsold notes, effective September 7, 2006. The Company will continue to make loans from the proceeds of the note offering collected to date, and will continue to service the notes already sold.

Results of operations: As of September 30, 2006, we reported a quarterly loss of $53,335 and a year-to-date loss of $175,927. These losses were primarily the result of compliance costs, marketing efforts directed at selling the notes and administrative expenses related to the Management Services Agreement with Eliason, Inc. Additional expenditures related to compliance and administration are anticipated.

Quarter Ended September 30, 2006 compared to the Quarter Ended September 30, 2005

Revenues: Revenues totaled $43,500 for the quarter ended September 30, 2006 and $1,626 for the quarter ended September 30, 2005. For the quarter ended September 30, 2006, $10,510 of the income was earned on bank deposits and $32,990 was earned as the result of lending to related parties the proceeds of our public debt offering. For the quarter ended September 30, 2005, with the exception of minor amounts derived from interest earned on bank deposits, these were earned as the result of lending to related parties the proceeds of our public debt offering. The total amount lent at September 30, 2006 was $1,692,500 and $492,000 at September 30, 2005.

Legal and accounting: Legal and accounting fees totaled $29,666 for the quarter ended September 30, 2006 and $104,371 for the quarter ended September 30, 2005. Legal and accounting fees for the quarter ended September 30, 2006 related to on-going regulatory compliance requirements including preparing and conducting a rescission offer and the necessary filings to terminate the offering. Legal and accounting fees for the quarter ended September 30, 2005 related to the regulatory requirements of issuing the notes.

Advertising: Advertising expenses totaled $367 for the quarter ended September 30, 2006 and $10,321 for the quarter ended September 30, 2005. Advertising expenses for the quarter ended September 30, 2006 were negligible because we suspended our marketing efforts while we prepared and conducted the rescission offer. Advertising expenses for the quarter ended September 30, 2005 were related to the initial costs of starting the advertising campaign.

Administrative: Administrative expenses were $24,420 for the quarter ended September 30, 2006 and $35,062 for the quarter ended September 30, 2005. For the quarter ended September 30, 2006, $15,000 was related to our Management Services Agreement with Eliason, Inc., $3,600 was related to Directors and Officers Liability Insurance and $5,000 was related to trustee fees. The remaining amounts were related to general administrative items such as postage and office supplies. For the quarter ended September 30, 2005, $15,000 was related to the Management Services Agreement with Eliason, Inc., $10,000 was related to trustee fees and $5,000 was related to directors and officers liability insurance. The remaining amounts were related to general and administrative items such as postage and office supplies.

Interest expense: Interest expense was $42,382 for the quarter ended September 30, 2006 and $1,787 for the quarter ended September 30, 2005. Interest expense was related to the issuance of public debt beginning August 19, 2005. The amount of public debt issued at September 30, 2006 totaled $1,982,500. The interest rates on the notes sold to the public are all fixed rates and range from 5.5% to 9.0%.

Nine Months Ended September 30, 2006 compared to the
Nine Months Ended September 30, 2005

Revenues: Revenues totaled $141,485 for the nine months ended September 30, 2006 and $1,784 for the nine months ended September 30, 2005. With the exception of minor amounts derived from interest earned on bank deposits, these were earned as the result of lending to related parties the proceeds of our public debt offering. For the nine months ended September 30, 2006, the revenue earned was primarily the result of receiving approval to issue public notes on August 19, 2005, with the corresponding ability to lend those funds out. The total amount lent at September 30, 2006 was $1,692,500.

Legal and accounting: Legal and accounting fees totaled $111,185 for the nine months ended September 30, 2006 and $176,554 for the nine months ended September 30, 2005. Legal and accounting fees for the nine months ended September 30, 2006 related to on going regulatory compliance requirements including issues related to preparing and conducting our rescission offer and the necessary filings to terminate our offering. Legal and accounting fees for the nine months ended September 30, 2005 related to the regulatory requirements of issuing the notes.

Advertising: Advertising expenses totaled $20,199 for the nine months ended September 30, 2006 and $16,098 for the nine months ended September 30, 2005. Advertising expenses for the nine months ended September 30, 2006 were related to the marketing campaign. During the quarter ended September 30, 2006 they were negligible because we suspended our marketing efforts while we prepared and conducted our rescission offer. Advertising expenses for the nine months ended September 30, 2005 were related to the initial costs of starting the advertising campaign.

Administrative: Administrative expenses were $67,159 for the nine months ended September 30, 2006 and $65,169 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, $45,000 was related to our Management Services Agreement with Eliason, Inc., $10,800 was related to Directors and Officers Liability Insurance and $5,000 was related to trustee fees. The remaining amounts were related to general administrative items such as postage and office supplies. For the nine months ended September 30, 2005, $45,000 was related to the Management Services Agreement with Eliason, Inc., $10,000 was related to trustee fees and $5,000 was related to directors and officers liability insurance. The remaining amounts were related to general and administrative items such as postage and office supplies.

Interest expense: Interest expense totaled $118,869 for the nine months ended September 30, 2006 and $1,787 for the nine months ended September 30, 2005. Interest expense was related to the issuance of public debt beginning August 19, 2005. The amount of public debt issued at September 30, 2006 totaled $1,982,500. The interest rates on the notes sold to the public are all fixed rates and range from 5.5% to 9.0%.

LIQUIDITY AND CAPITAL RESOURCES

        From December 31, 2005 to September 30, 2006 cash and cash equivalents decreased by $7,614. This was the result of $150,000 in capital contributions made by our parent company, Eliason Capital Group, Inc., to cover operating activities and $424,500 in public debt issued. These sources of cash were offset by $582,114 in cash used in operating activities.

        Of the $582,114 of cash used in operating activities, $2,087,500 was lent to a related party as part of our normal business operations. $1,644,867 was repaid during the period resulting in a net cash use of $442,633. The remaining cash used in operations of $139,481 was our loss for the nine months ended September 30, 2006 of $175,927 plus the increase in prepaid expenses of $3,600 and offset by an increase in accounts payable and accrued liabilities of $40,046.

        Cash provided from financing activities consisted of $424,500 of public debt issued from December 31, 2005 through September 30, 2006 and $150,000 of capital contributions from our parent corporation, Eliason Capital Group, Inc.

        On January 13, 2005, we entered into a Contribution Agreement with Eliason, Inc, Eliason Capital Group, Inc, and Brian and David Eliason (related parties). Under the Contribution Agreement, the related parties have agreed to fund our obligations as necessary.

        At September 30, 2006, we were still reliant upon our parent corporation for capital contributions to meet our operating cash flow needs, without depleting the principal received from the issuance of the public debt. Pursuant to the Contribution Agreement cited above, we expect to rely upon this agreement until the first quarter of 2007, after which we believe cash flow will be sufficient to pay the interest owed and cover administrative expenses. We believe this will be the case because of the lowered administrative, accounting and legal expenses as the result of the termination of our offering, which also results in no advertising costs going forward.

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

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AD UNCERTAINTIES

Off-balance sheet arrangements: As of September 30, 2006, we did not have any off-balance sheet arrangements.

Contractual Obligations: There were no material changes outside the ordinary course of our business to contractual obligations during the three months period ended September 30, 2006.

Critical Accounting Policies: There were no changes in our critical accounting policies during the three month period ended September 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2006 (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

ELIASON FUNDING CORPORATION

(Registrant)

Date: November 3, 2006	/s/ David J. Eliason

David J. Eliason, President