Form 10KSB
period 2006-12-31
Eliason Funding CORP
filed 2007-03-02
CIK 1312539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

_________________

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ ] No |X|

Total revenues for Fiscal Year 2006 were $197,142.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 2, 2007, 1,000 shares of common stock were outstanding and held by Eliason Capital Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

ELIASON FUNDING CORPORATION

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

Eliason Funding Corporation, (the “Company”) was incorporated, April 13, 2004 under the laws of the state of Wisconsin. On September 23, 2004, Eliason, Inc., which owns 100% of our sole shareholder, Eliason Capital Group, Inc., (“Parent Corporation”) elected to characterize us as a Qualified S Corporation subsidiary under section 1361 of the Internal Revenue Code. On August 19, 2005, the Company received approval to offer up to $21,000,000 in public notes. As of December 31, 2006, the end of the period covered by this report, the Company had sold notes totaling $1,982,500.

The Company was established for the sole purpose of originating loans to affiliated entities for the purchase and acquisition of multi-family and commercial real estate within the United States. At December 31, 2006, the end of the period covered by this report, the Company had notes receivable outstanding with Eliason 1031 Properties Corporation, an affiliated entity through common ownership, totaling $1,443,608. Eliason 1031 Properties Corporation is a Tenant-In-Common (TIC) sponsor. As a TIC sponsor Eliason 1031 Properties Corporation buys high quality commercial or residential rental properties with the intent of selling the properties within two to four months to TIC investors. The loans that we currently have outstanding to Eliason 1031 Properties Corporation are personally guaranteed by David Eliason and Brian Eliason, shareholders of Eliason, Inc. In the future, we may choose to have loans we make secured by a security interest in the real estate purchased by the affiliated entity with proceeds from the loan.

The Company anticipates the primary borrower of its loans will continue to be Eliason 1031 Properties Corporation. Eliason 1031 Properties Corporation uses the loans in lieu of, or in addition to, mezzanine debt to purchase the properties it sells to TIC investors. The loans will be paid off from the proceeds of those sales.

The Company raised funds to lend through the issuance of public debt. In August 2006 the Company decided to terminate the public note offering and filed an amendment to its registration statement deregistering the remaining $19,017,500 of unsold notes effective September 7, 2006. The Company will continue to make loans from the proceeds of the note offering collected to date, and will continue to service the notes already sold.

The Company is dependent upon affiliated entities for loan origination opportunities. If our affiliated entities are unable to provide those opportunities, this could adversely affect our ability to meet our debt obligations from operating revenues.

As of the end of the period covered by this Report the Company had, and as of the date of this Report the Company has, no employees. The Company’s operations are conducted through Eliason, Inc., which provides services to the Company under a Management Services Agreement.

ITEM 2.	DESCRIPTION OF PROPERTY

As of December 31, 2006, the Company’s principal executive offices are located within the offices of Eliason, Inc., at 548 Hwy 155, St. Germain, WI 54558, and its telephone number is (715) 479-5535. As of December 31, 2006, the offices were in suitable condition for the performance of normal and customary activities of the Company.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding, and no material legal proceedings have been threatened by or, to the best of the Company’s knowledge, instituted against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s sole shareholder during the fourth quarter of 2006.

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; USE OF PROCEEDS

There is no market for the Company’s stock. All shares of the common stock are owned by Eliason Capital Group, Inc. No cash dividends have ever been declared with respect to the common stock.

On August 19, 2005, the Company’s registration on Form SB-2 (Commission File No. 333-125542) was declared effective and the Company began to offer its Two Year, Five Year, Seven Year and Ten Year Notes. The Company registered up to $21,000,000 of Notes. As of December 31, 2006, a total of $1,982,500 in Notes had been sold and issued to the public. Of this amount, $1,682,500 were Ten Year Notes, $5,000 were Seven Year Notes, $170,000 were Five Year Notes, and $125,000 were Two Year Notes. As of December 31, 2006, the amount of expenses incurred in connection with the issuance and distribution of the Notes was $434,924, and the offering proceeds to the Company from the Notes was $1,982,500. The proceeds from the Notes were used for the origination of loans to the Company’s affiliates as well as to pay administrative and other general corporate expenses.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (the “Act”) (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, plans for acquisitions or sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the effects of pending and possible litigation, and assumptions relating to the foregoing. In addition, when used in this Form 10-KSB, the words “anticipates,” “believes,” “estimates,”“expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

General:   On August 19, 2005, the Company received approval to offer up to $21,000,000 in public notes. As of December 31, 2006, notes totaling $1,982,500 had been sold and issued to the public. Of this amount, $1,682,500 were Ten Year notes, $5,000 were Seven Year notes, $170,000 were Five Year notes, and $125,000 were Two Year notes.

In August 2006 the Company decided to terminate the public note offering and filed an amendment to its registration statement deregistering the remaining $19,017,500 of unsold notes effective September 7, 2006. The Company will continue to make loans from the proceeds of the note offering collected to date, and will continue to service the notes already sold.

Results of operations:   As of December 31, 2006, the Company reported an annual loss of $194,341. These losses were primarily the result of administrative, regulatory costs and marketing efforts directed at selling the notes. Additional expenditures related to administrative and compliance are anticipated.

Year Ended December 31, 2006 compared to the year ended December 31, 2005

Revenues:   For the year ended December 31, 2006 revenues were $197,142 and $30,503 for the year ended December 31, 2005. For the year ended December 31, 2006 $16,230 of the income was earned on bank deposits and $180,912 was earned as the result of lending to related parties the proceeds of our public debt offering. For the year ended December 31, 2005 $552 of the income was earned on bank deposits and $29,951 was earned as the result of lending to related parties the proceeds of our public debt offering. The revenue earned was primarily the result of receiving approval to issue public notes on August 19, 2005, with the corresponding ability to lend those funds out. The total amount lent at December 31, 2006 was $1,443,608.

Legal and accounting:   Legal and accounting fees totaled $124,095 for the year ended December 31, 2006 and $172,197 for the year ended December 31, 2005. For the year ended December 31, 2006 legal and accounting fees related to on-going regulatory compliance requirements including preparing and conducting a rescission offer and the necessary filings to terminate the offering. For the year ended December 31, 2005 legal and accounting fees related to the regulatory requirements of issuing the notes. The decrease for the year ended December 31, 2006 over the year ended December 31, 2005 was primarily due to the lower cost of compliance versus the fees necessary to complete the filing of the public note offering on August 19, 2005.

Advertising:   Advertising expenses totaled $20,199 for the year ended December 31, 2006 and $37,435 for the year ended December 31, 2005. For the year ended December 31, 2006 advertising expenses were related to the completion of the initial marketing campaign during the first four months of the year. For the remainder of the year advertising costs were negligible because we suspended our marketing efforts while we prepared and conducted our rescission offer. For the year ended December 31, 2005 advertising expenses were related to the start of the initial marketing campaign.

Administrative:   Administrative expenses were $85,888 for the year ended December 31, 2006 and $80,975 for the year ended December 31, 2005. For the year ended December 31, 2006 a majority of administrative expenses totaling $60,000 was related to the Management Services Agreement the Company has with Eliason, Inc., $14,400 was related to Directors and Officers Liability Insurance and $5,000 was related to trustee fees. The remaining amounts were related to general administrative items such as insurance, postage and office supplies. For the year ended December 31, 2005, a majority of administrative expenses totaling $60,000 was related to the Management Services Agreement the Company has with Eliason, Inc., $5,000 was related to Directors and Officers Liability Insurance and $10,000 was related to trustee fees. The remaining amounts were related to general administrative items such as insurance, postage and office supplies.

Interest expense:   For the year ended December 31, 2006, interest expense was $161,301 and $28,475 for the year ended December 31, 2005. Interest expense was related to the issuance of public debt beginning August 19, 2005. The total amount of public debt outstanding at December 31, 2006 totaled $1,982,500. The interest rates on the notes sold to the public are all fixed rates and range from 5.5% to 9.0%.

LIQUIDITY AND CAPITAL RESOURCES

From January 1, 2006 to December 31, 2006 cash and cash equivalents increased by $166,749. This was the result of $150,000 in capital contributions made by the Company’s Parent Corporation to cover operating activities and $424,500 in public debt issued. These sources of cash were offset by $407,751 in cash used in operating activities.

Of the $407,751 of cash used in operating activities, $3,390,608 was lent to related parties as part of normal business operations, $3,196,867 was repaid during the period resulting in net cash used of $193,741. The remaining cash used in operations of $214,010 was our loss for the year ended December 31, 2006 of $194,341 increased by the net change in accounts payable and accrued liabilities of $19,669.

Cash provided from financing activities consisted of $424,500 of public debt issued from January 1, 2006 through December 31, 2006 and $150,000 of capital contributions from the Company’s parent Eliason Capital Group, Inc.

On January 13, 2005, the Company entered into a Contribution Agreement with Eliason, Inc, Eliason Capital Group, Inc, and Brian and David Eliason (related parties). Under the Contribution Agreement, the related parties have agreed to fund the obligations of the Company as necessary.

At December 31, 2006, the Company was still reliant upon its Parent Corporation for capital contributions to meet it operating cash flow needs, without depleting the principal received from the issuance of the public debt. Pursuant to the Contribution Agreement cited above, the Company feels it may rely upon this agreement until after the first quarter of 2007, after which we believe cash flow will be sufficient to pay the interest owed and cover administrative expenses. We believe this will be the case because of the lowered administrative, accounting and legal expenses as the result of the termination of our offering, which also results in no advertising costs going forward.

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

In August 2006, we decided to terminate our public note offering, and we filed an amendment to our registration statement deregistering the remaining $19,017,500 of unsold notes effective September 7, 2006. We will continue to make loans from the proceeds of the note offering collected to date, and we will continue to service the notes already sold.

THE POTENTIAL IMPACT OF KNOWN FACTS, COMMITMENTS, EVENTS AND UNCERTAINTIES

Off-balance Sheet Arrangements:   As of December 31, 2006, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent to other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

The Financial Accounting Standards Board (FASB) recently issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has reviewed the impact of the pronouncement and determined that there are no variable interest entities that require consolidation.

Revenue Recognition

Interest income, on our notes receivable, is recognized as it is earned. Interest is calculated using actual days over 365.

Notes Receivable

Notes receivable are carried at their stated value as disclosed on the face of the note. We believe the stated value approximates the fair market value of the notes.

Income Taxes

The Company has elected, for Federal and state income tax purposes, to be treated as a Qualified S-Corporation subsidiary under the provisions of the Internal Revenue Code. Accordingly, the Company’s taxable income is included on the tax return of its parent company Eliason, Inc.

ITEM 7.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Eliason Funding Corporation
St. Germain, Wisconsin

We have audited the statement of financial condition of Eliason Funding Corporation as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eliason Funding Corporation as of December 31, 2005, were audited by other auditors whose report dated March 13, 2006 expressed an unqualified opinion.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Eliason Funding Corporation at December 31, 2006 the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Wipfli LLP

March 2, 2007
Rhinelander, Wisconsin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Eliason Funding Corporation

We have audited the accompanying balance sheet of Eliason Funding Corporation as of December 31, 2005 and the related statements of operations, stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Eliason Funding Corporation as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Milwaukee, Wisconsin
March 13, 2006

ELIASON FUNDING CORPORATION
STATEMENTS OF FINANCIAL CONDITION
December 31,

	2006	2005
ASSETS
Cash and cash equivalents	$ 537,221	$ 370,472
Notes receivable - related party	1,443,608	1,249,867

Total current assets	$ 1,980,829	$ 1,620,339

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Accounts payable and accrued expenses	$ 7,334	$ 27,003
Current maturities - Notes payable	115,000	--

Total current liabilities	122,334	27,003
Long - term liabilities - Notes payable	1,867,500	1,558,000
STOCKHOLDER'S EQUITY (DEFICIT)
Common stock - $.01 par value, 10,000 shares authorized,
1,000 shares issued and outstanding	10	10
Additional paid in capital	554,990	404,990
Accumulated deficit	(564,005)	(369,664)

Total stockholder's equity (deficit)	(9,005)	35,336

Total liabilities and stockholder's equity (deficit)	$ 1,980,829	$ 1,620,339

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF OPERATIONS
Years ended December 31, 2006 and 2005

	2006	2005
Revenues:
Interest income	$197,142	$30,503

Total revenues	197,142	30,503
Expenses:
Legal and accounting	124,095	172,197
Advertising	20,199	37,435
Administrative	85,888	80,975
Interest expense	161,301	28,475

Total expenses	391,483	319,082

NET LOSS	$(194,341)	$(288,579)

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
For the Years Ended December 31, 2006 and December 31, 2005

	Common stock	Additional paid in capital	Accumulated deficit	Total
Balance at January 1, 2005	$10	$99,990	$(81,085)	$18,915
Contribution of capital	--	305,000	--	305,000
Net loss	--	--	(288,579)	(288,579)

Balance at December 31, 2005	10	404,990	(369,664)	35,336
Contribution of capital	--	150,000	--	150,000
Net loss	--	--	(194,341)	(194,341)

Balance at December 31, 2006	$10	$554,990	$(564,005)	$(9,005)

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
Years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(194,341)	$(288,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Notes receivable-related party	(193,741)	(1,249,867)
Accounts payable and accrued liabilities	(19,669)	10,903

Net cash used in operating activities	(407,751)	(1,527,543)
Cash flows from financing activities:
Borrowings on long-term debt	424,500	1,558,000
Contribution of capital	150,000	305,000

Net cash provided by financing activities	574,500	1,863,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	166,749	335,457

Cash and cash equivalents at beginning of period	370,472	35,015

Cash and cash equivalents at end of period	$537,221	$370,472

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$162,237	$27,536

The accompanying notes to financial statements are an integral part of these statements.

ELIASON FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE A – ORGANIZATION AND PRESENTATION

Eliason Funding Corporation (“Company”) is a State of Wisconsin Corporation that is headquartered in St. Germain, Wisconsin and is a wholly owned subsidiary of Eliason Capital Group, Inc. The Company was established for the sole purpose of originating loans to affiliated entities for the purchase and acquisition of multi-family and commercial real estate within the United States. The Company raises the funds it lends through the issuance of public debt.

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

The Company has elected, for Federal and state income tax purposes, to be treated as a Qualified S-Corporation subsidiary under the provisions of the Internal Revenue Code. Accordingly, the Company’s taxable income is included in the tax return of its parent company.

4.	Revenue Recognition

The Company recognizes interest income on notes receivable as it is earned.

5.	Notes Receivable

The Company records notes receivable at their stated value as disclosed on the face of the note.

6.	Notes Payable

The Company records notes payable at their stated value as disclosed on the face of the note.

7.	Advertising

Advertising costs incurred by the Company are expensed as incurred. Total advertising expense for the year ended December 31, 2006 and 2005 was $20,199 and $37,435, respectively.

8.	Fair Value

All cash and cash equivalents and notes receivable – related party are financial assets with a carrying value that approximates fair market value. All accounts payable and accrued expenses and notes payable are financial assets with a carrying value that approximates fair market value.

ELIASON FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE C — NOTES RECEIVABLE – RELATED PARTY

As of December 31, 2006 the Company had $1,443,608 in outstanding notes receivable to Eliason 1031 Properties Corporation a related party through common ownership. The total is comprised of six notes which bear interest at 12% to 12.5% per annum with interest payments due quarterly. The notes mature in varying amounts between September 2007 and October 2007, but the notes are callable at anytime by the Company. The notes are guaranteed by the stockholders of the related entities.

At December 31, 2005 the Company had $1,249,867 in outstanding notes receivable to Eliason 1031 Properties Corporation a related party through common ownership. The total was comprised of three notes which bore interest at 12% per annum with interest payments due quarterly. The notes had a stated due date of September 21, 2006, but were callable at anytime by the Company. The notes were guaranteed by the stockholders of the related entities.

NOTE D – RELATED PARTY TRANSACTIONS

The Company has a Management Services agreement with Eliason, Inc. (a related party through common ownership). The agreement calls for payments of $5,000 per month for management and accounting services. The agreement is automatically renewed on an annual basis unless notification is provided thirty days prior to the end of the year. The Company has expensed $60,000 and $60,000 under this agreement for each of the years ending December 31, 2006 and December 31, 2005.

During 2006 and 2005, the Company initiated various notes receivable (Note C) to related parties totaling $5,084,108 and $1,691,867, respectively, at varying rates between 9.5% to 12.5% for 2006 and 7.5% to 12.5% for 2005. Total notes repaid by the related party during 2006 and 2005 were $4,890.367 and $442,000 respectively. Total interest revenue recorded on these notes was $180,671 and $29,925, respectively. The majority of these notes were issued to Eliason 1031 Properties Corporation, a subsidiary of Eliason, Inc., the parent of both companies.

On January 13, 2005, the Company entered into a Contribution Agreement with Eliason, Inc., Eliason Capital Group, Inc. and Brian Eliason and David Eliason (related parties through common ownership). Under the agreement, the related parties have agreed to fund the obligations of the Company as necessary.

The Company leased office space from Eliason Financial Group, LLC (related party through common ownership). The lease is on a month-to-month basis at $200 per month beginning in August 2005. The lease was terminated on August 31, 2006. Rent expense was $1,600 and $1,000 under the terms of the lease for the years ended December 31, 2006 and December 31, 2005.

NOTE E – NOTES PAYABLE

As of December 31, 2006 and 2005, the Company had outstanding notes payable of $1,982,500 and $1,558,000 respectively. These notes were issued under a public debt offering beginning August 19, 2005. The debt offering was withdrawn from the market in August 2006 (see Note G). There are four classes of notes based upon their maturity from issuance. The classes are Two-Year, Five-Year, Seven-Year and Ten-Year notes with terms as follows:

Class	Maximum Principal	Maturity	Rate	2006 Notes Issued	2005 Notes Issued
2-Year	$4,000,000	2 years from the 1st day of month of issuance	5.5%	$125,000	$115,000
5-Year	$5,000,000	5 years from the 1st day of month of issuance	6.5%	170,000	105,000
7-Year	$6,000,000	7 years from the 1st day of month of issuance	7.5%	5,000	5,000
10-Year	$6,000,000	10 years from the 1st day of month of issuance	9.0%	1,682,500	1,333,000

				$1,982,500	$1,558,000

ELIASON FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE E – NOTES PAYABLE (CONTINUED)

Future maturities consist of the following at December 31, 2006:

2007	$115,000
2008	10,000
2010	105,000
2011	65,000
Thereafter	1,687,500

$1,982,500

NOTE F – RESCISSION OFFER

At the beginning of April 2006 the Company discovered the law firm used to prepare and file the original public offering did not register the Company to sell notes at the state level. Because of this oversight, the Company suspended selling notes to non-accredited investors on April 14, 2006 while it made a rescission offer to existing note holders and corrected the registration at the state level. The rescission offer gave note holders the right to void their notes and receive their principal plus a statutory amount of interest. The rescission offer expired July 26, 2006 and none of the existing note holders accepted the rescission offer.

NOTE G – TERMINATION OF OFFERING

In August of 2006 the Company withdrew the Note offering from the market. No additional Notes will be issued from this offering though the Company will continue to make loans from the funds collected to date and will continue to service the Notes already issued.

NOTE H – SUBSEQUENT EVENTS

From December 31, 2006 through March 2, 2007 the Company had seven notes receivable in the amount of $1,943,608 paid off and issued six additional notes totaling $2,353,911 to Eliason 1031 Properties Corporation a related party through common ownership. The six notes bear interest at 12.5% per annum with interest payments due quarterly. The notes mature on December 31, 2007 and January 31, 2008, but the notes are callable at anytime by the Company. The notes are guaranteed by the stockholders of the related entities.

NOTE I – CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts at various financial institutions. The balances, at times, may exceed federally insured limits. At December 31, 2006 and 2005, the Company exceeded the insured limit by approximately $437,221 and $270,472, respectively.

ITEM 8A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of December 31, 2006 (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 9.	DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following is the name, age and position of our current directors and executive officers:

Name	Age	Position(s)
Donald R. Eliason	65	Chairman of the Board of Directors
David J. Eliason	31	President, Director
Jay R. Grooters	40	Vice President, Treasurer and Secretary

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

In the past five years, Mr. Eliason has been involved in the following business activities:

•	the ownership and management of Timber Ridge Golf Club in Minocqua, WI;
•	the development and sale of a 52-unit, $25,000,000 condominium project called Bradford Point Condominiums, in St. Germain, WI; and
•	the purchase, development and sale of numerous vacant land parcels in Northern Wisconsin, totaling more than $10,000,000 in sales.

Mr. Eliason has been a director of Eliason Funding Corporation since it was formed on April 13, 2004.

David J. Eliason, President and a Director
Mr. Eliason graduated from the University of Wisconsin-Madison in 1997 with a Bachelor of Business Administration with a double major in Finance and Urban Land Economics/Real Estate, and received a Master of Business Administration degree in Finance from the University of Wisconsin—Madison in 1999. In 1998, he and his brother Brian E. Eliason created Eliason, Inc. a commercial real estate brokerage/management company. Mr. Eliason has served as President of Eliason, Inc. since 1998. Mr. Eliason has also served as Secretary of Eliason & Eliason, Inc., an affiliated entity, which engages in real estate investments. Mr. Eliason is the President of Eliason 1031 Properties Corporation.

Jay R. Grooters, Vice President, Secretary and Treasurer
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

COMMITTEES OF THE BOARD OF DIRECTORS/AUDIT COMMITTEE FINANCIAL EXPERT

The Company has no committees of the Board of Directors. The Board of Directors may establish committees and subcommittees, as it deems warranted by circumstances as they arise. The full Board of Directors performs the audit committee function. The Board of Directors has determined that David Eliason qualifies as the Board’s audit committee financial expert as defined in the SEC rules and regulations. Mr. Eliason is also the President of the Company and is not independent as defined by the rules adopted by the SEC.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is filed as an exhibit to this Form 10-KSB and is available on the Company’s website at www.eliasonfunding.com.

The Company intends to disclose any amendments to, or waivers of, its code of ethics on its website.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company is not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because it does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The executive officers of the Company receive no compensation, cash or otherwise, from the Company. The executive officers of the Company are employed by Eliason, Inc.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2006 relating to the beneficial ownership of the Company’s Common Stock by any person or “group” as that term is used in Section 13(d)(3) of the Exchange Act, known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

Name of Shareholder	Shares of Common Stock	Percentage of Class
Eliason Capital Group, Inc.	1,000	100%
548 Hwy. 155
St. Germain, WI 54558
Donald R. Eliason	0	0
David J. Eliason	0	0
Jay R. Grooters	0	0
Total:	1,000	100%
All officers and directors as a group:	0	0

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Eliason, Inc. owns 100% of our sole shareholder, Eliason Capital Group, Inc. Our officers and directors are also officers and/or directors of Eliason, Inc. These officers devote as much of their time to our business as, in their judgment, is reasonably required.

The Company originates loans to affiliated entities. At December 31, 2006, we have notes outstanding with an affiliated entity, Eliason 1031 Properties Corporation. Eliason, Inc. owns 100% of Eliason Real Estate Investment Group, the sole shareholder of Eliason 1031 Properties Corporation. In addition, our officers and directors are also officers and/or directors of Eliason 1031 Properties Corporation.

Eliason 1031 Properties Corporation is a Tenant-In-Common (TIC) sponsor. As a TIC sponsor Eliason 1031 Properties Corporation buys high quality commercial or residential rental properties with the intent of selling the properties within two to four months to TIC investors.

The Company is a qualified S Subsidiary under section 1361 of the Internal Revenue Code. As a qualified S Subsidiary, all of our income or loss is reported on Eliason, Inc.‘s tax return.

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

The Contribution Agreement provides that the obligations of David Eliason and Brian Eliason to make contributions pursuant to the Contribution Agreement only benefit and bind them as between themselves and do not benefit any third parties (other than the Company). In addition, the Contribution Agreement provides that:

•	the obligations of David Eliason and Brian Eliason do not benefit any creditor of Eliason, Inc., Eliason Capital Group, Inc. or the Company;
•	no third party shall have any rights with respect thereto; and
•	no third party shall have any right whatsoever to cause David Eliason or Brian Eliason to contribute any amount to Eliason, Inc.

Through December 31, 2006, capital contributions of $455,000 have been made to the Company pursuant to the Contribution Agreement.

ITEM 13.	EXHIBITS

Exhibits

The following exhibits are filed as exhibits to this report on Form 10-KSB:    See Exhibit Index

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides information relating to the fees Grant Thornton LLP or WIPFLi LLP billed or will bill to us for the fiscal years ended December 31, 2005 and December 31, 2006.

	Audit Fees (1)	Audit-Related Fees	Tax Fees(2)	All Other Fees(3)	Total Fees
Fiscal Year 2006
WIPFLi LLP	$ 25,000	$ 0	$ 0	$ 0	$ 25,000
Grant Thornton LLP	$ 15,410	$ 0	$ 0	$ 5,415	$ 20,825
Fiscal Year 2005
Grant Thornton LLP	$ 35,780	$ 0	$ 0	$ 6,486	$ 42,266
(1)	Audit Fees include all fees related to the audit of our financial statements at December 31, 2006 and 2005, respectively, and quarterly reviews.

(2)	Tax fees for the preparation of our federal and state income tax returns. There are no return preparation fees for the years ended December 31, 2006 and 2005. For the year ended December 31, 2006, we have elected to be treated as a Qualified S-Corporation subsidiary under the provisions of the Internal Revenue Code. Accordingly, the Company’s taxable income is included in the tax return of its parent company.

(3)	All other fees includes work related to our registration statement on Form SB-2.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

ELIASON FUNDING CORPORATION

DATE: March 2, 2007	By: /s/ Donald R. Eliason
Donald R. Eliason (as a duly authorized officer on
behalf of the Registrant and as Chairman of the
Board of Directors)
DATE: March 2, 2007	By: /s/ David J. Eliason
David J. Eliason, President and Director
DATE: March 2, 2007	By: /s/ Jay R. Grooters
Jay R. Grooters, Vice President, Treasurer and
Secretary
DATE: March 2, 2007	By: /s/ Lee Liermann
Lee Liermann, Principal Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Indenture between Eliason Funding Corporation and US Bank, National Association, as
Trustee (2)
10.1	Form of Management Services Agreement between Eliason Funding Corporation and Eliason, Inc., dated October 31, 2004 (1)
10.2	Form of Contribution Agreement between Eliason Funding Corporation, Brian Eliason, David
Eliason, Eliason, Inc. and Eliason Capital Group, Inc., dated January 13, 2005 (2)
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Reporting Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form SB-2 of Eliason Funding Corporation Registration No. 333-125542, filed June 6, 2005.

(2)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 of Eliason Funding Corporation Registration No. 333-125542, filed July 27, 2005.